Form 10-Q
period 2008-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2008-11-03
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There is no market for the Shares. As of November 3, 2008 there are 513.1226 Shares outstanding.

PART I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,989	$21,611
Short-term investments in marketable securities	10,025	20,371
Production receivable	323	—
Other current assets	377	206

Total current assets	20,714	42,188

Salvage fund	1,039	1,017

Oil and gas properties:
Advance to operators for working interests and expenditures	327	225
Unproved properties	2,987	12,856
Proved properties	27,727	—
Less: accumulated depletion and amortization	(3,528)	—

Total oil and gas properties, net	27,513	13,081

Total assets	$49,266	$56,286

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operator	$2,065	$1,786
Accrued expenses payable	198	170

Total current liabilities	2,263	1,956
Asset retirement obligations	1,056	—

Total liabilities	3,319	1,956

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(303)	—
Retained earnings (accumulated deficit)	128	(403)

Manager’s total	(175)	(403)

Shareholders:
Capital contributions (850 shares authorized; 513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(1,719)	—
Accumulated deficit	(19,490)	(12,598)

Shareholders’ total	46,122	54,733

Total members’ capital	45,947	54,330

Total liabilities and members’ capital	$49,266	$56,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$4,537	$—	$6,049	$—

Expenses
Depletion and amortization	2,702	—	3,528	—
Dry-hole costs	1,556	923	7,358	4,103
Investment fees to affiliate (Note 6)	—	—	—	3,448
Management fees to affiliate (Note 6)	380	450	1,189	1,116
Operating expenses	210	57	432	57
General and administrative expenses	109	105	472	468

Total expenses	4,957	1,535	12,979	9,192

Loss from operations	(420)	(1,535)	(6,930)	(9,192)
Other income
Interest income	123	599	569	1,303

Net loss	$(297)	$(936)	$(6,361)	$(7,889)

Manager Interest
Net income (loss)	$544	$(85)	$531	$(263)

Shareholder Interest
Net loss	$(841)	$(851)	$(6,892)	$(7,626)
Net loss per share	$(1,639)	$(1,658)	$(13,431)	$(14,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(6,361)	$(7,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and amortization	3,528	—
Dry-hole costs	7,358	4,103
Accretion expense	12	—
Interest earned on marketable securities	(328)	(125)
Changes in assets and liabilities:
Increase in production receivable	(323)	—
Increase in other current assets	(290)	(213)
Increase in accrued expenses payable	28	65
Increase in due to operator	89	—

Net cash provided by (used in) operating activities	3,713	(4,059)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(166)	(1,438)
Capital expenditures for oil and gas properties	(23,799)	(11,782)
Salvage fund investments	—	(1,000)
Interest reinvested in salvage fund	(22)	(6)
Proceeds from the sale or maturity of marketable securities	40,674	—
Investment in marketable securities	(30,000)	(20,001)

Net cash used in investing activities	(13,313)	(34,227)

Cash flows from financing activities
Distributions paid	(2,022)	—
Contributions from shareholders	—	76,006
Syndication costs paid	—	(8,672)

Net cash (used in) provided by financing activities	(2,022)	67,334

Net (decrease) increase in cash and cash equivalents	(11,622)	29,048

Cash and cash equivalents, beginning of period	21,611	—

Cash and cash equivalents, end of period	$9,989	$29,048

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$225	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy V Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on November 21, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of January 3, 2007 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. Although the date of formation is November 21, 2006, the Fund did not begin business activities until January 3, 2007 when it began its private offering of shares of LLC membership interest (the “Shares”).

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During the second quarter 2008, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2007 financial statements and the notes thereto included in the Fund’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $4.8 million and $21.4 million, respectively. At September 30, 2008, $4.4 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury Bills and Notes. The Fund maintains bank deposits with accredited financial institutions.

Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At September 30, 2008 and December 31, 2007 the Fund had short-term held-to-maturity investments totaling $10.0 million and $20.4 million, respectively. The short-term held-to-maturity investment held at September 30, 2008 matures in February 2009.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million. The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2013.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

Investments in oil and gas properties are operated by unaffiliated entities (the “Operators”) that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of natural crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of September 30, 2008 amounts recorded in due to operators totaling $2.0 million, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)

Balance - Beginning of period	$—	$—
Liabilities incurred	1,044	—
Liabilities settled	—	—
Accretion expense	12	—

Balance - End of period	$1,056	$—

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s Shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairments have been recorded in the Fund since inception.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

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

As of September 30, 2008, the Fund had no capitalized exploratory well costs greater than one year. The following table reflects the net changes in unproved properties for the period ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$12,856	$—

Additions to capitalized exploratory well costs pending the determination of proved reserves	10,364	12,856
Reclassifications to proved properties based on the determination of proved reserves	(20,233)	—
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance - End of period	$2,987	$12,856

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the nine months ended September 30, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)

Ruby Project	$1,539	$—	$1,539	$—
Eugene Island 29	8	—	4,308	—
Eugene Island 79/82	—	—	(24)	3,180
Eugene Island 346/347 Well #3	—	—	1,210	—
Mississippi Canyon 489/490	9	—	325	—
West Cameron 296	—	923	—	923

	$1,556	$923	$7,358	$4,103

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

The Fund began making distributions to eligible early investors during the third quarter of 2008. The shareholders and Manager received distributions of $1.7 million and $0.3 million for the nine months ended September 30, 2008, respectively. There were no distributions paid by the Fund during 2007.

6. Related Parties

The Fund incurred a one-time investment fee of 4.5% of initial capital contributions, payable to the Manager. Investment fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred. For the nine months ended September 30, 2007, investment fees were $3.4 million. There were no investment fees incurred by the Fund during the three and nine months ended September 30, 2008 and the three months ended September 30, 2007.

In 2007, the Fund incurred an offering fee, payable to the Manager, totaling $2.7 million, which approximated 3.5% of capital contributions directly related to the offer and sale of Shares of the Fund. At September 30, 2008 and December 31, 2007, such offering fee was included in syndication costs of $8.7 million.

In 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees for Shares sold of the Fund of $61 thousand and $0.7 million, respectively, which are reflected in syndication costs.

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees were $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2007, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At December 31, 2007, the Manager owed the Fund $6 thousand related to an overpayment of expenses, which was included in other current assets. At September 30, 2008 there were no such amounts outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short term investments in marketable securities, salvage fund, production receivable and accrued expenses approximates fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $6.2 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy V Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on November 21, 2006 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of twelve wells, four of which have been determined to be successful, two that are currently drilling or scheduled to drill and six that have been determined to be dry holes.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, certain of the Fund’s producing properties generated little or no revenue during the month of September and certain of the Fund’s properties will be offline for an additional period of time, as described below. The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Currently Drilling/Future Projects

Neptune Project

In July 2008, the Fund acquired a 6.0% interest in the Neptune Project, an exploratory well, from Newfield Exploration Company (“Newfield”), the operator. This project is expected to begin drilling in November 2008 and results are expected in February 2009. Through September 30, 2008, the Fund has spent $0.3 million on this well, for which the total estimated budget is $4.0 million.

South Timbalier 287

In September 2008, the Fund acquired a 4.0% working interest in the exploratory project South Timbalier 287 from GOM Shelf LLC (Apache Corporation) (“Apache”), the operator. Drilling commenced on this project in March 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $3.0 million related to this property, for which the total estimated budget is $4.0 million.

Successful Projects

Liberty Project

In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory project from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. This project began drilling in May 2008 and was determined to be successful on July 4, 2008. Completion efforts are ongoing and production is expected in the second quarter 2009. Through September 30, 2008, the Fund has spent $2.8 million on this well, for which the total estimated budget is $4.3 million.

Eugene Island 346/347

Well #1

In March 2007, the Fund acquired a 22.0% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator. In June 2007, well #1 was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was completed and production commenced in June 2008. The Fund has spent $15.7 million related to this property.

Well #2

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second and third wells commenced drilling in May 2008. In late-May 2008, Eugene Island 346/347 Well #2 was determined to be commercially successful and production commenced in July 2008. The Fund has spent $3.4 million related to this property. In June 2008, Eugene Island 346/347 Well #3 was determined to be a dry hole. See additional discussion under “Dry Holes” below.

As indicated above in the business update, none of the Fund’s wells, including Eugene Island 346/347 Wells #1 and 2, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport these wells’ oil and gas production has suffered damage thereby shutting down production for these wells while repairs are completed by its owner. There is no cost to the Fund related to these repair activities, however, these wells will not produce oil and gas or earn revenue during this period. The Eugene Island properties are currently expected to resume production during the second quarter 2009.

West Cameron 149

In November 2007, the Fund acquired a 25% interest in the exploratory project West Cameron 149 from Newfield, the operator. In December 2007, the well was determined to be successful. The well was completed and production commenced in June 2008. The West Cameron 149 well did not produce for approximately four weeks due to hurricane activity during late-August 2008 and September 2008. Production for West Cameron 149 resumed in late-September 2008. The Fund has spent $4.9 million related to this property.

Dry Holes

Ruby Project

In May 2008, the Fund acquired an 8.0% working interest in the Ruby Project, an exploratory project from PetroQuest Energy, L.L.C. (“PetroQuest”), the operator. The project is located in the Eugene Island region of the Gulf of Mexico. The project began drilling in June 2008 and was determined to be an unsuccessful well, or dry hole, in August 2008. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $1.5 million.

Eugene Island 346/347

Well #3

In June 2008, the Fund was informed by McMoRan that Eugene Island 346/347 Well #3 did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well for the nine months ended September 30, 2008 were $1.2 million.

Eugene Island 29

In October 2007, the Fund acquired a 40% working interest in the exploratory project Eugene Island 29 from Zenergy, Inc (“Zenergy”), the operator. The well began drilling in February 2008. In April 2008, the Fund was informed by Zenergy that the well did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $4.3 million.

Mississippi Canyon 489/490

In the third quarter 2007, the Fund acquired an 8.33% working interest in the exploratory project Mississippi Canyon 489/490 from LLOG, the operator. Drilling began in September 2007, and in November 2007 the operator informed the Fund that the well did not have commercially productive quantities of either oil or gas and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, were $3.6 million, of which $0.3 million was incurred during the nine months ended September 30, 2008.

West Cameron 296

In the third quarter 2007, the Fund acquired a 16.67% working interest in West Cameron 296 from Newfield, the operator. The property began drilling in September 2007. On November 5, 2007, the Fund was informed by Newfield that the well did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, were $2.7 million, none of which were incurred during the nine months ended September 30, 2008.

Eugene Island 79/82

In April 2007, the Fund acquired a 29% working interest in the exploratory project Eugene Island 79/82 from Helis Oil & Gas Company, L.L.C. (“Helis”), the operator. The property began drilling in April 2007 and in May 2007, the Fund was informed by Helis that the well did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, were $3.2 million.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$4,537	$—	$6,049	$—

Expenses
Depletion and amortization	2,702	—	3,528	—
Dry-hole costs	1,556	923	7,358	4,103
Investment fees to affiliate	—	—	—	3,448
Management fees to affiliate	380	450	1,189	1,116
Operating expenses	210	57	432	57
General and administrative expenses	109	105	472	468

Total expenses	4,957	1,535	12,979	9,192

Loss from operations	(420)	(1,535)	(6,930)	(9,192)
Other income
Interest income	123	599	569	1,303

Net loss	$(297)	$(936)	$(6,361)	$(7,889)

As previously discussed in the Business Update, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, revenues and depletion and amortization were affected in September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. The Fund has had three wells come onto production during the nine months ended September 30, 2008. Eugene Island 346/347 Well #1 and West Cameron 149 began production in June 2008 and Eugene Island 346/347 Well #2 came onto production in July 2008. Prior to June 2008, the Fund had no operating revenue and was considered an exploratory stage enterprise. Oil and gas revenue for the three and nine months ended September 30, 2008 was $4.5 million and $6.0 million, respectively.

During the three and nine months ended September 30, 2008 the Fund’s wells produced and sold 9 thousand barrels and 14 thousand barrels of oil, respectively. The Fund’s oil prices averaged $122 per barrel and $125 per barrel, respectively, for the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008 the Fund’s wells produced and sold 340 thousand mcf and 405 thousand mcf of gas, respectively. The Fund’s gas prices averaged $9.94 per mcf and $10.73 per mcf, respectively, during the three and nine months ended September 30, 2008.

Depletion and Amortization. For the three and nine months ended September 30, 2008, depletion and amortization was $2.7 million and $3.5 million, respectively. The Fund has had three wells come onto production during the nine months ended September 30, 2008. Eugene Island 346/347 Well #1 and West Cameron 149 began production in June 2008 and Eugene Island 346/347 Well #2 came onto production in July 2008. Prior to that time, the Fund did not have production and therefore did not record depletion or amortization.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs and credits for the three and nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Ruby Project	$1,539	$—	$1,539	$—
Eugene Island 29	8	—	4,308	—
Eugene Island 79/82	—	—	(24)	3,180
Eugene Island 346/347 Well #3	—	—	1,210	—
Mississippi Canyon 489/490	9	—	325	—
West Cameron 296	—	923	—	923

	$1,556	$923	$7,358	$4,103

Investment Fees to Affiliate. The Fund incurred a one-time investment fee payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the nine months ended September 30, 2007, investment fees were $3.4 million. For the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 there were no investment fees.

Management Fees to Affiliate. Management fees represent 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three months ended September 30, 2008 and 2007 were $0.4 million and 0.5 million, respectively. Management fees for the nine months ended September 30, 2008 and 2007 were $1.2 million and $1.1 million, respectively.

Operating Expenses. Operating costs represent the costs of operating and maintaining wells and related facilities. geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	( in thousands)
Lease operating expenses	$147	$—	$180	$—
Geological costs	54	57	240	57
Accretion	9	—	12	—

	$210	$57	$432	$57

Lease operating expenses for the three and nine months ended September 30, 2008 were related to the onset of production of West Cameron 149 and Eugene Island 346/347 Well #1 and #2. Geological costs for the three months ended September 30, 2008 were primarily related to the Liberty project. Geological costs for the nine months ended September 30, 2008 were primarily related to the Eugene Island 29, Liberty and Ruby projects. For the three and nine months ended September 30, 2007 operating expenses were primarily comprised of geological and geophysical costs related to the Eugene Island 346/347 and Mississippi Canyon 490 properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	( in thousands)
Insurance	$56	$73	$267	$391
Accounting fees	42	19	162	58
Trust fees and other	11	13	43	19

	$109	$105	$472	$468

Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officers’ liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008 interest income was $0.1 million, a $0.5 million decrease from $0.6 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 interest income was $0.6 million, a $0.7 million decrease from $1.3 million for the nine months ended September 30, 2007. The decreases in interest income during the three and nine month periods were attributable to decreases in average outstanding balances earning interest due to property expenditures during the period coupled with a reduction in interest rates.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $3.7 million, primarily related to revenue received of $5.7 million and interest income received of $0.3 million, partially offset by payments for management fees of $1.2 million, general and administrative expenses of $0.5 million, operating expenses of $0.4 million and an unfavorable working capital change of $0.2 million.

Cash flows used in operating activities for the nine months ended September 30, 2007 were $4.1 million, primarily related to investment fees paid totaling $3.4 million, management fees of $1.1 million, general and administrative expenses of $0.5 million and other operating expenses totaling $0.1 million. These amounts were partially offset by interest income received of $1.1 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2008 were $13.3 million. The Fund made capital expenditures for oil and gas properties totaling $24.0 million, inclusive of advances, and purchased U.S. Treasury securities totaling $30.0 million. Additionally, the Fund made investments in its salvage fund of $22 thousand, which consisted of interest earned on this account. These amounts were partially offset by proceeds of $40.7 million related to the maturity of U.S. treasury securities.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $34.2 million related to capital expenditures for oil and gas properties totaling $13.2 million, inclusive of advances, and purchases of U.S. Treasury securities totaling $20.0 million. Additionally, the Fund made investments in its salvage fund of $1.0 million, which included $6 thousand of interest earned on this account.

Financing Cash Flows

Cash flows used in financing activities for the nine months ended September 30, 2008 were comprised of $2.0 million for the payment of Manager and shareholder distributions.

Cash flows provided by financing activities for the nine months ended September 30, 2007 were $67.3 million related to capital contributions received of $76.0 million, partially offset by syndication costs paid of $8.7 million.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $6.2 million for properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between PetroQuest Energy, L.L.C. and Ridgewood Energy Corporation as Manager for Ruby Project. (Previously filed.)

10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Neptune Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: November 3, 2008			RIDGEWOOD ENERGY V FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)