Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2009-07-29
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000-53178

RIDGEWOOD ENERGY V FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5941122 (I.R.S. Employer Identification No.)

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

There is no market for the shares. As of July 28, 2009 there are 513.1226 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,203	$5,903
Short-term investments in marketable securities	-	10,072
Production receivable	367	642
Other current assets	12	286
Total current assets	13,582	16,903
Salvage fund	1,384	1,346
Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,233
Unproved properties	-	369
Proved properties	27,784	27,924
Less: accumulated depletion and amortization	(5,114)	(4,098)
Total oil and gas properties, net	22,670	25,428
Total assets	$37,636	$43,677

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$994	$1,447
Accrued expenses	100	77
Total current liabilities	1,094	1,524
Asset retirement obligations	1,150	1,133
Total liabilities	2,244	2,657
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(930)	(607)
Retained earnings	413	292
Manager's total	(517)	(315)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(5,271)	(3,442)
Accumulated deficit	(26,151)	(22,554)
Shareholders' total	35,909	41,335
Total members' capital	35,392	41,020
Total liabilities and members' capital	$37,636	$43,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue
Oil and gas revenue	$816	$1,512	$2,271	$1,512
Expenses
Depletion and amortization	464	826	1,016	826
Dry-hole costs	848	1,744	3,585	5,802
Management fees to affiliate (Note 6)	342	391	687	809
Operating expenses	96	82	223	222
General and administrative expenses	101	95	276	363
Total expenses	1,851	3,138	5,787	8,022
Loss from operations	(1,035)	(1,626)	(3,516)	(6,510)
Other income
Interest income	10	157	40	446
Net loss	$(1,025)	$(1,469)	$(3,476)	$(6,064)

Manager Interest
Net income (loss)	$30	$126	$121	$(13)
Shareholder Interest
Net loss	$(1,055)	$(1,595)	$(3,597)	$(6,051)
Net loss per share	$(2,056)	$(3,108)	$(7,010)	$(11,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(3,476)	$(6,064)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depletion and amortization	1,016	826
Dry-hole costs	3,585	5,802
Accretion expense	17	3
Interest earned on marketable securities	(19)	(259)
Changes in assets and liabilities:
Decrease (increase) in production receivable	275	(1,512)
Decrease in other current assets	240	72
Increase in due to operators	33	18
Increase (decrease) in accrued expenses	23	(1)
Net cash provided by (used in) operating activities	1,694	(1,115)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(1,105)
Capital expenditures for oil and gas properties	(2,295)	(12,807)
Proceeds from the maturity of marketable securities	10,091	20,472
Investment in marketable securities	-	(20,001)
Investments in salvage fund	(38)	(15)
Net cash provided by (used in) investing activities	7,758	(13,456)

Cash flows from financing activities
Distributions paid	(2,152)	-
Net cash used in financing activities	(2,152)	-

Net increase (decrease) in cash and cash equivalents	7,300	(14,571)
Cash and cash equivalents, beginning of period	5,903	21,611
Cash and cash equivalents, end of period	$13,203	$7,040

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$1,233	$194

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy V Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on November 21, 2006 and operates pursuant to a limited liability company agreement (the "LLC Agreement") dated as of January 3, 2007 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  During June 2008, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through July 28, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by $5.8 million, of which $5.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At December 31, 2008, the Fund had short-term held-to-maturity investments totaling $10.1 million. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at June 30, 2009. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had held-to-maturity investments within its salvage fund totaling $1.3 million, which mature in October 2009 and February 2013.

Interest earned on the account will become part of the salvage fund.  There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.8 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$1,133	$-
Liabilities incurred	-	1,044
Liabilities settled	-	-
Accretion expense	17	21
Revisions to previous estimate	-	68
Balance - End of period	$1,150	$1,133

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

3. Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$369	$12,856
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	13,194
Reclassifications to proved properties based on
the determination of proved reserves	-	(25,681)
Capitalized exploratory well costs charged to
dry-hole costs	(369)	-
Balance - End of period	$-	$369

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and six months ended June 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits and plug and abandonment expenses, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$700	$-	$3,099	$-
South Timbalier 287	117	-	445	-
Eugene Island 79/82	97	(2)	97	(24)
Mississippi Canyon 489/490	17	7	17	316
Eugene Island 346/347 well #3	-	1,210	10	1,210
Eugene Island 29	(1)	529	(1)	4,300
Ruby Project	(82)	-	(82)	-
	$848	$1,744	$3,585	$5,802

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors during August 2008 and to all investors in March 2009.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2009 were $0.3 million and $0.7 million, respectively.  Management fees for the three and six months ended June 30, 2008 were $0.4 million and $0.8 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $1.4 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of twelve wells, four have been determined to be successful and eight have been determined to be dry holes, of which two were determined to be dry during 2009.

Property Update

Successful Projects
Liberty Project
In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory well.  This project began drilling in May 2008 and was determined to be successful in July 2008.  Completion efforts are ongoing and production is expected in the first quarter 2010.  Through June 30, 2009, the Fund has spent $2.9 million related to this well, for which the total estimated budget is $4.3 million.

West Cameron 149
In November 2007, the Fund acquired a 25.0% working interest in the exploratory well West Cameron 149.  The project began drilling in November 2007 and was determined to be successful in December 2007. The well was completed and production commenced in June 2008.  The Fund has spent $4.7 million related to this well.

Eugene Island 346/347
Well #1
In March 2007, the Fund acquired a 22.0% working interest in Eugene Island 346/347 well #1, an exploratory well.  The well began drilling in April 2007 and was determined to be successful in June 2007.  The well was completed and production commenced in June 2008.  The Fund has spent $15.7 million related to this well.

Well #2
As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second well commenced drilling in May 2008.  In May 2008, Eugene Island 346/347 well #2 was determined to be commercially successful and production commenced in July 2008. The Fund has spent $3.4 million related to this well.

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport these wells’ oil and gas production has suffered severe damage thereby shutting down production for these wells.   As a result, these wells have been shut-in until the pipeline repairs are completed by its owner.  There is no cost to the Fund related to these repair activities, however, these wells have not produced oil and gas or earned revenue during this repair period. The Eugene Island properties are currently expected to resume production during the third quarter 2009.

Dry Holes
Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the six months ended June 30, 2009.

South Timbalier 287
In September 2008, the Fund acquired a 4.0% working interest in the exploratory well South Timbalier 287.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009.  Dry-hole costs related to this well totaled $4.3 million, of which $0.4 million were incurred during the six months ended June 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$816	$1,512	$2,271	$1,512
Expenses
Depletion and amortization	464	826	1,016	826
Dry-hole costs	848	1,744	3,585	5,802
Management fees to affiliate	342	391	687	809
Operating expenses	96	82	223	222
General and administrative expenses	101	95	276	363
Total expenses	1,851	3,138	5,787	8,022
Loss from operations	(1,035)	(1,626)	(3,516)	(6,510)
Other income
Interest income	10	157	40	446
Net loss	$(1,025)	$(1,469)	$(3,476)	$(6,064)

Overview.  Since inception, the Fund has had three wells come onto production: Eugene Island 346/347 well #1 and West Cameron 149, which began production in June 2008, and Eugene Island 346/347 well #2, which began production in July 2008.  As previously discussed in the “Business Update”, the Fund’s Eugene Island wells have been shut-in as a result of third quarter 2008 hurricane activity.  Accordingly, during the three and six months ended June 30, 2009 the Fund had one producing well, West Cameron 149, thereby impacting the Fund’s revenue, depletion and amortization, and operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2009 was $0.8 million, a $0.7 million decrease from the three months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $2.2 million, partially offset by an increase in sales volumes totaling $1.5 million.

The Fund sold approximately 9 hundred barrels and 4 thousand barrels of oil during the three months ended June 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $62 per barrel during the three months ended June 30, 2009 compared to $127 per barrel during the three months ended June 30, 2008.

The Fund sold 224 thousand mcf and 74 thousand mcf of gas during the three months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.40 per mcf during the three months ended June 30, 2009 compared to $12.75 per mcf during the three months ended June 30, 2008.

Oil and gas revenue for the six months ended June 30, 2009 was $2.3 million, a $0.8 million increase from the six months ended June 30, 2008.  The increase is attributable to an increase in sales volumes totaling $5.5 million, partially offset by decreased average prices totaling $4.8 million.

The Fund sold 2 thousand barrels and 4 thousand barrels of oil during the six months ended June 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $51 per barrel during the six months ended June 30, 2009 compared to $127 per barrel during the six months ended June 30, 2008.

The Fund sold 530 thousand mcf and 74 thousand mcf of gas during the six months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $4.06 per mcf during the six months ended June 30, 2009 compared to $12.75 per mcf during the six months ended June 30, 2008.

Oil and gas volume was favorably impacted in both the three and six month periods ended June 30, 2009 due to the timing of the onset of production of West Cameron 149 in June 2008, as discussed above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2009 was $0.5 million and $1.0 million, respectively, compared to $0.8 million for each of the three and six months ended June 30, 2008.  The increase was attributable to the timing of the onset of production of the Fund’s wells as discussed in “Overview” above.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and six months ended June 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs, inclusive of credits, for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$700	$-	$3,099	$-
South Timbalier 287	117	-	445	-
Eugene Island 79/82	97	(2)	97	(24)
Mississippi Canyon 489/490	17	7	17	316
Eugene Island 346/347 well #3	-	1,210	10	1,210
Eugene Island 29	(1)	529	(1)	4,300
Ruby Project	(82)	-	(82)	-
	$848	$1,744	$3,585	$5,802

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.   Management fees for the six months ended June 30, 2009 and 2008 were $0.7 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	( in thousands)
Lease operating expense	$87	$33	$179	$33
Workover costs	-	-	26	-
Accretion expense	9	3	17	3
Geological costs	-	46	1	186
	$96	$82	$223	$222

Lease operating expenses for the three and six months ended June 30, 2009 and 2008 were primarily related to the West Cameron 149 well.  Workover expenses during the six months ended June 30, 2009 were related to West Cameron 149, which required minor platform repairs as a result of hurricane damage.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. Geological costs for the three and six months ended June 30, 2008 were related to the Liberty Project and Eugene Island 29.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	( in thousands)
Insurance expense	$40	$12	$155	$211
Accounting fees	58	70	110	120
Trust fees and other	3	13	11	32
	$101	$95	$276	$363

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and six months ended June 30, 2009 was $10 thousand and $40 thousand, respectively, a decrease of $0.1 million and $0.4 million, respectively, from the three and six months ended June 30, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.7 million, primarily related to revenue received of $2.5 million and favorable working capital of $0.3 million, partially offset by payments for management fees of $0.7 million, general and administrative expenses of $0.3 million and operating expenses of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2008 were $1.1 million, primarily related to payments for management fees of $0.8 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million, partially offset by interest income received of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2009 were $7.8 million, primarily related to the maturity of marketable securities totaling $10.1 million, partially offset by capital expenditures for oil and gas properties totaling $2.3 million. Additionally, the Fund increased its salvage fund investments by $38 thousand, inclusive of $13 thousand of interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $13.5 million, primarily related to capital expenditures for oil and gas properties totaling $13.9 million, inclusive of advances, purchases of U.S. Treasury securities totaling $20.0 million, partially offset by proceeds of $20.5 million related to the maturity of the U.S. Treasury securities. Additionally, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $2.2 million related to distributions paid.

There were no cash flows from financing activities during the six months ended June 30, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $1.4 million related to its investment properties.

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

Distributions are funded from cash flow from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY V FUND, LLC
Dated:	July 28, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)