Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2009-11-04
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of November 4, 2009 there are 513.1226 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,917	$5,903
Short-term investments in marketable securities	4,998	10,072
Production receivable	902	642
Other current assets	61	286
Total current assets	12,878	16,903
Salvage fund	1,390	1,346
Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,233
Unproved properties	-	369
Proved properties	27,798	27,924
Less: accumulated depletion and amortization	(7,843)	(4,098)
Total oil and gas properties, net	19,955	25,428
Total assets	$34,223	$43,677

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$885	$1,447
Accrued expenses	92	77
Total current liabilities	977	1,524
Asset retirement obligations	1,159	1,133
Total liabilities	2,136	2,657
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,041)	(607)
Retained earnings	607	292
Manager's total	(434)	(315)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(5,902)	(3,442)
Accumulated deficit	(28,908)	(22,554)
Shareholders' total	32,521	41,335
Total members' capital	32,087	41,020
Total liabilities and members' capital	$34,223	$43,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue
Oil and gas revenue	$2,190	$4,537	$4,461	$6,049
Expenses
Depletion and amortization	2,729	2,702	3,745	3,528
Dry-hole costs	1,393	1,556	4,978	7,358
Management fees to affiliate (Note 6)	322	380	1,009	1,189
Operating expenses	250	210	473	432
General and administrative expenses	70	109	346	472
Total expenses	4,764	4,957	10,551	12,979
Loss from operations	(2,574)	(420)	(6,090)	(6,930)
Other income
Interest income	11	123	51	569
Net loss	$(2,563)	$(297)	$(6,039)	$(6,361)

Manager Interest
Net income	$194	$544	$315	$531
Shareholder Interest
Net loss	$(2,757)	$(841)	$(6,354)	$(6,892)
Net loss per share	$(5,373)	$(1,639)	$(12,383)	$(13,431)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(6,039)	$(6,361)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depletion and amortization	3,745	3,528
Dry-hole costs	4,978	7,358
Accretion expense	26	12
Interest earned on marketable securities	(22)	(328)
Changes in assets and liabilities:
Increase in production receivable	(260)	(323)
Decrease (increase) in other current assets	191	(290)
Increase in due to operators	125	89
Increase in accrued expenses	15	28
Net cash provided by operating activities	2,759	3,713

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(166)
Capital expenditures for oil and gas properties	(3,903)	(23,799)
Proceeds from the maturity of marketable securities	10,091	40,674
Investment in marketable securities	(4,995)	(30,000)
Investments in salvage fund	(44)	(22)
Net cash provided by (used in) investing activities	1,149	(13,313)

Cash flows from financing activities
Distributions	(2,894)	(2,022)
Net cash used in financing activities	(2,894)	(2,022)

Net increase (decrease) in cash and cash equivalents	1,014	(11,622)
Cash and cash equivalents, beginning of period	5,903	21,611
Cash and cash equivalents, end of period	$6,917	$9,989

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$1,233	$225

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through November 4, 2009, the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $5.4 million, of which $5.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had held-to-maturity investments totaling $5.0 million, which mature in December 2009.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.3 million, of which $0.3 million matured in October 2009 and $1.0 million matures in February 2013.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.6 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$1,133	$-
Liabilities incurred	-	1,044
Liabilities settled	-	-
Accretion expense	26	21
Revisions to previous estimate	-	68
Balance - End of period	$1,159	$1,133

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

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

3. Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties. The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$369	$12,856
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	13,194
Reclassifications to proved properties based on
the determination of proved reserves	-	(25,681)
Capitalized exploratory well costs charged to
dry-hole costs	(369)	-
Balance - End of period	$-	$369

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the nine months ended September 30, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$-	$-	$3,099	$-
Eagle Project	1,388	-	1,388	-
South Timbalier 287	1	-	446	-
Eugene Island 346/347 well #3	1	-	11	1,210
Eugene Island 29	-	8	(1)	4,308
Ruby Project	-	1,539	(82)	1,539
Other wells	3	9	117	301
	$1,393	$1,556	$4,978	$7,358

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.  Management fees for the nine months ended September 30, 2009 and 2008 were $1.0 million and $1.2 million, respectively.

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

7.  Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $4.1 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on November 21, 2006 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of thirteen wells, four have been determined to be successful and nine have been determined to be dry holes, of which three were determined to be dry during 2009.

Discoveries
Liberty Project
In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory well.  This project began drilling in May 2008 and was determined to be successful in July 2008.  Completion efforts are ongoing and production is expected in the second quarter 2010.  Through September 30, 2009, the Fund has spent $2.9 million related to this well, for which the total estimated budget is $7.0 million.

West Cameron 149
In November 2007, the Fund acquired a 25.0% working interest in West Cameron 149, an exploratory well.  The project began drilling in November 2007 and was determined to be successful in December 2007. The well was completed and production commenced in June 2008.  The Fund has spent $4.7 million related to this well.

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

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport these wells’ oil and gas production suffered severe damage thereby shutting down production for these wells.  As a result, Eugene Island 346/347 wells #1 and #2 had been shut-in until the pipeline repairs were completed.  There was no cost to the Fund related to these repair activities, however, these wells did not produce oil and gas or earn revenue during this repair period.  Eugene Island 346/347 wells #1 and #2 resumed production in July 2009.

Dry Holes
Eagle Project
In August 2009, the Fund acquired a 3.0% working interest in the Eagle Project, an exploratory well.  This project began drilling and was determined to be an unsuccessful well, or dry hole, in August 2009.  Dry-hole costs of $1.4 million were incurred during the nine months ended September 30, 2009.

Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the nine months ended September 30, 2009.

South Timbalier 287
In September 2008, the Fund acquired a 4.0% working interest in South Timbalier 287, an exploratory well.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009.  Dry-hole costs related to this well totaled $4.3 million, of which $0.4 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$2,190	$4,537	$4,461	$6,049
Expenses
Depletion and amortization	2,729	2,702	3,745	3,528
Dry-hole costs	1,393	1,556	4,978	7,358
Management fees to affiliate	322	380	1,009	1,189
Operating expenses	250	210	473	432
General and administrative expenses	70	109	346	472
Total expenses	4,764	4,957	10,551	12,979
Loss from operations	(2,574)	(420)	(6,090)	(6,930)
Other income
Interest income	11	123	51	569
Net loss	$(2,563)	$(297)	$(6,039)	$(6,361)

Overview.  Since inception, the Fund has had three wells come onto production: Eugene Island 346/347 well #1 and West Cameron 149, which began production in June 2008, and Eugene Island 346/347 well #2, which began production in July 2008.  The Fund’s Eugene Island 346/347 wells #1 and #2 had been shut-in as a result of third quarter 2008 hurricane activity and resumed production in July 2009, thereby impacting the Fund’s revenue, depletion and amortization, and operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2009 was $2.2 million, a $2.3 million decrease from the three months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $3.2 million, partially offset by an increase in sales volumes totaling $0.8 million and an increase in processing revenue totaling $0.1 million.

The Fund sold approximately 14 thousand barrels and 9 thousand barrels of oil during the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $67 per barrel during the three months ended September 30, 2009 compared to $123 per barrel during the three months ended September 30, 2008.

The Fund sold 349 thousand mcf and 331 thousand mcf of gas during the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.23 per mcf during the three months ended September 30, 2009 compared to $10.28 per mcf during the three months ended September 30, 2008.

Oil and gas revenue for the nine months ended September 30, 2009 was $4.5 million, a $1.6 million decrease from the nine months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $6.7 million, partially offset by an increase in sales volumes totaling $5.0 million and an increase in processing revenue totaling $0.2 million.

The Fund sold 16 thousand barrels and 14 thousand barrels of oil during the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $65 per barrel during the nine months ended September 30, 2009 compared to $125 per barrel during the nine months ended September 30, 2008.

The Fund sold 842 thousand mcf and 405 thousand mcf of gas during the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.87 per mcf during the nine months ended September 30, 2009 compared to $10.73 per mcf during the nine months ended September 30, 2008.

Oil and gas volume was favorably impacted in both the three and nine month periods ended September 30, 2009 due to the timing of the onset of production of West Cameron 149 in June 2008, and the resumed production for the Eugene Island wells in July 2009, as discussed above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the each of the three months ended September 30, 2009 and 2008 was $2.7 million, compared to $3.7 million and $3.5 million, for the nine months ended September 30, 2009 and 2008, respectively.  The increase for the three and nine month period is due to an increase in the production volumes partially offset by a decrease in the average depletion rate.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the nine months ended September 30, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs, inclusive of credits, for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Neptune Project	$-	$-	$3,099	$-
Eagle Project	1,388	-	1,388	-
South Timbalier 287	1	-	446	-
Eugene Island 346/347 well #3	1	-	11	1,210
Eugene Island 29	-	8	(1)	4,308
Ruby Project	-	1,539	(82)	1,539
Other wells	3	9	117	301
	$1,393	$1,556	$4,978	$7,358

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.   Management fees for the nine months ended September 30, 2009 and 2008 were $1.0 million and $1.2 million, respectively.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	( in thousands)
Lease operating expense	$220	$147	$399	$180
Workover costs	15	-	41	-
Accretion expense	9	9	26	12
Geological costs	6	54	7	240
	$250	$210	$473	$432

Lease operating expense for the three and nine months ended September 30, 2009 and 2008 were related to the West Cameron 149 well and the Eugene Island properties.  Workover costs during the three and nine months ended September 30, 2009 were related to West Cameron 149, which required minor platform repairs as a result of hurricane damage.  There were no workover costs for the three and nine months ended September 30, 2008.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. Geological costs for the three and nine months ended September 30, 2009 were related to Eugene Island 346 Well #1. Geological costs for the three and nine months ended September 30, 2008 were principally related to the Eugene Island 29, Liberty and Ruby projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	( in thousands)
Insurance expense	$24	$56	$179	$267
Accounting fees	43	42	153	162
Trust fees and other	3	11	14	43
	$70	$109	$346	$472

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $11 thousand and $0.1 million, respectively, a decrease of $0.1 million and $0.5 million, respectively, from the three and nine months ended September 30, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $2.8 million, primarily related to revenue received of $4.2 million and favorable working capital of $0.3 million, partially offset by payments for management fees of $1.0 million, operating expenses of $0.4 million and general and administrative expenses of $0.3 million.

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

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2009 were $1.1 million, primarily related to the maturity of U.S. Treasury securities totaling $10.1 million, partially offset by investments in U.S. Treasury securities of $5.0 million and capital expenditures for oil and gas properties totaling $3.9 million. Additionally, the Fund increased its salvage fund investments by $44 thousand, inclusive of $19 thousand of interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $13.3 million. The Fund made capital expenditures for oil and gas properties totaling $24.0 million, inclusive of advances, and investments in U.S. Treasury securities totaling $30.0 million.  These amounts were partially offset by proceeds of $40.7 million related to the maturity of U.S. Treasury securities.  Additionally, the Fund made investments in its salvage fund of $22 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $2.9 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $2.0 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $4.1 million related to its investment properties.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

 On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President, resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	November 4, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)