Form 10-K
period 2009-12-31
RIDGEWOOD ENERGY V FUND LLC
filed 2010-03-11
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53178

RIDGEWOOD ENERGY V FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5941122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ 07645
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of March 11, 2010 there are 513.1226 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY V FUND, LLC
2009 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy V Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding future projects, investments and insurance.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WHERE YOU CAN GET MORE INFORMATION

The Fund files annual, quarterly and current reports and certain other information with the Securities and Exchange Commission (“SEC”). Persons may read and copy any materials the Fund files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on November 21, 2006 to acquire interests in oil and gas properties located in the United States waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on January 3, 2007, selling whole and fractional shares of LLC membership interests (“Shares”), primarily at $150 thousand per whole Share. There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on May 16, 2007.  The Fund raised $76.0 million and after payment of $12.1 million in offering fees, commissions and investment fees, the Fund had $63.9 million for investments and operating expenses.

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982.  The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made. This includes review of existing title documents, reserve information, and other technical specifications regarding a project, and review and preparation of participation agreements and other agreements relating to an investment.

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

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for the years ended December 31, 2009 and 2008 were $1.3 million and $1.6 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2009 and 2008 were $0.8 million and $0.6 million, respectively.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund invests in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. waters of the Gulf of Mexico, in partnership with leading exploration and production companies.  Although the Fund focus is primarily on exploratory oil and natural gas projects, it also investigates and, if appropriate, invests in non-exploratory projects, such as producing projects and projects that have proven undeveloped reserves, some of which may need capital to construct, install or acquire the necessary infrastructure assets, such as rigs, pipelines or other equipment needed to gather, process and transport oil or natural gas.  Some of these non-exploratory projects may also contain probable or possible reserves, which could be a factor in the purchase price paid by the Fund to acquire such projects.  The Fund rigorously screens and evaluates non-exploratory projects using the same investment screening and selection process used for exploratory stage projects, although, depending on the nature and type of a non-exploratory project, additional or different evaluative tools and processes may be needed by the Fund when evaluating such projects.

Investment Strategy

The Fund invests its capital with major operators through working interest with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator who has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.  It is standard industry procedure for operators to take 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world.  Ridgewood Energy evaluates each project and its operator on an individual project basis, allowing the Fund to invest in what Ridgewood Energy believes are the projects with the most attractive risk/reward ratios.  Critical to the success of this approach is the ability of Ridgewood Energy to diversify the Fund’s portfolio across project types and operators.  Attributes sought in projects for investment include: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, sophisticated geological and geophysical teams and, most importantly, a strong track record of success.

Invest in “Drill-Ready” Exploratory Projects
Ridgewood Energy’s strategy of investing the Fund’s capital alongside major operators only at the drill-ready stage is designed to limit the Fund’s exposure to exploratory risk.  A drill-ready project is one in which an operator has already spent a significant amount of capital and technical resources on seismic and engineering analysis to evaluate the opportunity, to complete the lease block acquisition, to secure the drilling rights and to obtain internal management approval to commit capital to begin drilling.  The upfront work performed by the operator quantifies and reduces the Fund’s exposure to the risk of drilling wells that are not commercially producible discoveries (or a dry hole) and provides Ridgewood Energy with access to the analytics of geoscientists and engineers and Gulf of Mexico operators.  In return, the operator who performs this upfront work to generate the potential project may receive a “promote” on the cost of the initial exploratory well.  Under a promote arrangement, the Fund would pay a larger share of the drilling costs of the first well.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to industry-leading technical and engineering resources, Ridgewood Energy performs its own due diligence on, and independently evaluates, all of the projects in which the Fund invests and all investment decisions are based on the collective analysis of the Ridgewood Energy management team.  The Ridgewood Energy management team conducts an initial screening process to identify new project investment opportunities utilizing their training, experience and industry relationships.  Ridgewood Energy is selective as to which projects it pursues.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Four members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and one member is based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project are complete and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, provide an attractive economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, the diversity of the operators, and the likely timing of new projects   The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.

Participation and Joint Operating Agreements
Once Ridgewood Energy decides that a project is an appropriate investment for the Fund, the Fund will seek to enter into a joint operating agreement with the other working interest owners in a lease.  Ridgewood Energy negotiates the joint operating agreement with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to effectively limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

Existing projects, and future projects, if any, are expected to be located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama, on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business”.

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

Generally, working interests in an offshore natural gas lease under the OCSLA pay a 16.67% or 18.75% royalty to the Mineral Management Services (“MMS”) for shallow-water projects, dependent upon the lease date, and a 12.5% royalty to the MMS for deepwater projects. Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 83.33% of the total revenue for shallow-water projects and 87.5% of the total revenue for deepwater projects, and, such net revenue amount is further reduced by any other royalty burdens that apply to a lease block.  However, as described below, the MMS has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  Other than MMS royalties, the Fund does not have material royalty burdens.

Properties

The Fund owns working interests in fourteen wells; one is scheduled to begin drilling in first quarter 2010, four are discoveries, and nine have been determined to be dry holes.

		Off-shore			Total Spent
		Location in		Drilling	through
	Working	Gulf of	Target	Risk	December 31,
Lease Block	Interest	Mexico	Depth	(b)	2009
			(feet)	(in thousands)
Future Project
Beta Project	3.0%	Louisiana	20,000	$2,065	$-

Discoveries
Liberty Project	5.0%	Louisiana	15,500	N/A	$4,951
West Cameron 149	25.0%	Louisiana	10,600	N/A	$4,728
Eugene Island 346/347 well #1	22.0%	Louisiana	12,900	N/A	$15,384
Eugene Island 346/347 well #2	22.0%	Louisiana	7,800	N/A	$3,049

Dry Holes (a)
2009
Eagle Project	3.0%	Texas	N/A	N/A	$1,388
Neptune Project	6.0%	Louisiana	N/A	N/A	$3,064
South Timbalier 287	4.0%	Louisiana	N/A	N/A	$4,275
2008
Ruby Project	8.0%	Louisiana	N/A	N/A	$1,458
Eugene Island 346/347 well #3	22.0%	Louisiana	N/A	N/A	$1,237
Eugene Island 29	40.0%	Louisiana	N/A	N/A	$4,310

(a)	Dry-hole costs represent costs incurred for wells that have been drilled but do not have commercially productive quantities of oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)
Drilling risk represents the Fund’s committed exposure for estimated costs incurred prior to the determination of a well’s commercial productivity.  Such costs include costs for drilling the well and testing for the presence of hydrocarbons, as well as the cost for leasing land, seismic purchase and reprocessing.  Under the successful efforts method of accounting for oil and gas properties, the Fund capitalizes such costs pending determination of whether the well contains proved commercial reserves.  If proved commercial reserves are not found, such costs are expensed as dry-hole costs. The Fund exepects such costs to be incurred within one year of the onset of drilling.

Future Project
Beta Project
In February 2010, the Fund acquired a 3.0% working interest in the Beta Project, an exploratory well.   The Beta Project is expected to begin drilling during the first quarter 2010 and results are expected during the second quarter 2010.  The Fund’s total estimated capital budget for this well is $5.2 million.  At December 31, 2009, the Fund had not incurred capital costs related to this well.

Discoveries
Liberty Project
In April 2008, the Fund acquired a 5.0% working interest in the Liberty Project, an exploratory well.  The project began drilling in May 2008 and was determined to be a discovery in July 2008.  Completion efforts are ongoing and production is expected in third quarter 2010.  Through December 31, 2009, the Fund has capitalized $5.0 million on this well, for which the Fund’s total estimated capital budget is $6.0 million.

West Cameron 149
In 2007, the Fund acquired a 25.0% working interest in the exploratory well West Cameron 149.  The project began drilling and was determined to be a discovery in 2007. The well was completed and production commenced in June 2008.  The Fund has capitalized $4.7 million related to this well.

Eugene Island 346/347
Well #1
In 2007, the Fund acquired a 22.0% working interest in Eugene Island 346/347 well #1, an exploratory well.  The well was determined to be a discovery in 2007 and production commenced in June 2008.  The Fund has capitalized $15.4 million related to this well, for which the Fund’s total estimated capital budget is $15.5 million.

Well #2
As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second well commenced drilling in May 2008.  In May 2008, Eugene Island 346/347 well #2 was determined to be a discovery and production commenced in July 2008. The Fund has capitalized $3.0 million related to this well, for which the Fund’s total estimated capital budget is $3.1 million.

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

Dry Holes
Eagle Project
In June 2009, the Fund acquired a 3.0% working interest in the Eagle Project, an exploratory well.  This project began drilling and was determined to be an unsuccessful well, or dry hole, in August 2009.  Dry-hole costs of $1.4 million were incurred during the year ended December 31, 2009.

Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in January 2009 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the year ended December 31, 2009.

South Timbalier 287
In September 2008, the Fund acquired a 4.0% working interest in the exploratory well South Timbalier 287.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009.  Dry-hole costs related to this well totaled $4.3 million, of which $0.4 million were incurred during the year ended December 31, 2009.

Oil and Natural Gas Agreements

The Fund has entered into a month-to-month agreement with a third-party marketer, who is currently marketing and selling the Fund’s proportionate share of oil and natural gas to the public market.  The Fund is receiving market prices for the oil and natural gas it sells. All of the Fund’s current projects are near existing transportation infrastructure and pipelines.  The Manager believes that it is likely that oil and natural gas from the Fund’s future projects will have access to pipeline transportation and can be marketed in a similar fashion.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's producing properties are operated by McMoRan Oil & Gas LLC and Newfield Exploration Company.

Because the Fund does not operate any of the projects in which it has acquired an interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained and maintains what it believes to be adequate insurance for the funds that it manages.  The Manager has obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to the projects.  Further, for the policy period August 2009 through July 2010, the Manager did not obtain coverage for named windstorm.  As a result of the losses underwriters incurred from claims arising from Hurricane Ike, a named windstorm in September 2008, the Manager determined that the premiums sought by underwriters for, and the deductibles applicable to, coverage for named windstorm made obtaining such coverage for such policy period prohibitively expensive.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager will re-evaluate its coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or salvage fund, which is in the nature of a sinking fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.3 million from capital contributions into a salvage fund, which, along with interest earned on this account, the Fund estimates to be sufficient to meet the Fund’s potential requirements. If, at any time, the Manager determines the salvage fund will not be sufficient to cover the Fund’s proportionate share of expense, the Fund may transfer amounts from capital contributions or operating income to fund the deficit.  Payments to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no restrictions on the withdrawal or use of the salvage fund.

Seasonality

Generally, the Fund's business operations are not subject to seasonal fluctuations in the demand for oil and natural gas that would result in more of the Fund's oil and natural gas being sold, or likely to be sold, during one or more particular months or seasons. Once a project is producing, the operator of the project extracts oil and natural gas reserves throughout the year. Once extracted, oil and natural gas can be sold at any time during the year.

The Fund’s properties are located in the Gulf of Mexico; therefore its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June 1st through November 30th. The Fund did not experience any damage or shut-ins, or production stoppages, due to hurricane activity in 2009.

Customers

All of the oil and natural gas production from the Fund’s producing properties is sold by a third party.  As a result, the Fund did not contract to sell oil and natural gas to customers.  Therefore, the Fund had no customers or any one or few major customers upon which it depends.

Energy Prices

Historically, the markets for and prices of oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future.  This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence.  Therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse affect on the Fund’s future profitability.

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

In many instances, the Fund competes for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position that they could outbid the Fund for a project. However, because these companies are so large and have such significant resources, they tend to focus more on projects that are larger, have greater reserve potential, and cost significantly more to explore and develop.  The focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire projects for which the Fund typically competes.  The Manager is often able to win project participations ahead of such competitors for the following reasons: (i) Ridgewood Energy has an investment process that is not subject to the more layered decision-making processes that typically exist within large oil and gas companies; such processes enable Ridgewood Energy to assimilate financial, seismic and operational data in relation to a prospective project and assess the terms on which the project is being offered, which the Fund believes puts Ridgewood Energy in a position to reach an investment decision well in advance of most large oil and gas companies, (ii)  Ridgewood Energy is one of the most active exploration and production participants in the Gulf of Mexico, and as a result, the management team is in regular contact with all the major operators and is therefore able to contribute valuable perspectives both from a geological and operational viewpoint and (iii) Ridgewood Energy is typically not viewed as a competitor by the syndicating operator, as Ridgewood Energy does not participate in lease block sales but only invests in drill-ready syndicated projects.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The principal executive office of the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and its phone number is 800-942-5550. The Manager leases additional office space at 11700 Old Katy Road, Houston, TX 77079.  In addition, the Manager maintains leases for other offices that are used for administrative purposes.

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

The Fund’s projects are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations described herein.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the MMS, an agency of the United States Department of Interior. The MMS administers federal offshore leases pursuant to regulations promulgated under the OCSLA. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency.  The Fund is not involved in the process of obtaining any such approvals or permits. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. MMS regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

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

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas, through the operator on the Fund’s behalf, to the market and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Policy Act and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water and the protection of aquatic species and habitats. However, although it shares the liability along with its other working interest owners for any environmental damage, most of the activities to which these environmental laws and regulations apply are conducted by the operator on the Fund’s behalf. Nevertheless, environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by the Fund’s projects.

Some of the environmental laws that apply to oil and natural gas exploration and production are:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a responsible party for a vessel or facility from which oil is discharged or that poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A responsible party includes a lessee of an offshore facility.

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

Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal, or state if applicable, agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

Federal Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance.  As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act.

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

The above represents a brief outline of the major environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that the costs of compliance with applicable environmental laws, including federal, state and local laws, will have a material adverse impact on its financial condition and/or operations.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information,” “Properties,” “Future Project,” “Discoveries,” and “Dry Holes” is incorporated herein by reference.

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  The Fund’s management controls over proved reserve estimation include: 1) verification of input data that is provided to an independent petroleum engineering firm, 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines and 3) a review of the reserve estimates by the Manager.

The Fund’s reserve estimates at December 31, 2009 and 2008 were prepared by Ryder Scott Company, L.P., (“Ryder Scott”) an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from Ryder Scott, which is included as Exhibit 99 of this Annual Report, and is incorporated herein by reference.  At December 31, 2008, the Fund had one non-producing property for which reserve data is based upon internal estimates.

Proved oil and gas reserves are the estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 15.  “Exhibits, Financial Statement Schedules” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves. At December 31, 2009 and 2008, the Fund had approximately 21 thousand barrels and 335 thousand mcf of proved undeveloped oil and natural gas reserves, respectively, related to the Liberty Project well which is undergoing completion efforts and is scheduled to commence production in third quarter 2010.  The discussion of the Liberty Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Discoveries”, is incorporated herein by reference.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2009 and 2008 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Oil and Gas Revenue” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of March 11, 2010, there were 888 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  There is, however, no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable.  During the years ended December 31, 2009 and 2008, the Fund paid distributions totaling $5.4 million and $4.0 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business
The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  See also Item 1. "Business" for additional information regarding the projects of the Fund.

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Critical Accounting Estimates
The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions.  These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 2 of Notes to Financial Statements – “Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of the Fund’s significant accounting policies.

Accounting for Exploration, Development and Acquisition Costs
Exploration and production activities are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Annual lease rentals, exploration expenses and dry-hole costs are expensed as incurred. Costs of drilling and equipping productive wells and related production facilities are capitalized.

The costs of exploratory and developmental wells are capitalized pending determination of whether proved reserves have been found. Drilling costs remain capitalized after drilling is completed if (1) the well has found a sufficient quantity of reserves to justify completion as a producing well and (2) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If either of those criteria is not met, or if there is substantial doubt about the economic or operational viability of the project, the capitalized well costs are charged to expense as dry-hole costs. Indicators of sufficient progress in assessing reserves and the economic and operating viability of a project include: commitment of project personnel; active negotiations for sales contracts with customers; negotiations with governments, operators and contractors; and firm plans for additional drilling and other factors.

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

Proved Reserves
Annually, the Fund engages an independent petroleum engineer, Ryder Scott, to perform a comprehensive study of the Fund’s producing properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change. Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depreciation, depletion and amortization.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$7,999	$8,063
Expenses
Depletion and amortization	6,544	4,098
Dry-hole costs	4,847	11,124
Management fees to affiliate	1,322	1,560
Operating expenses	786	554
General and administrative expenses	409	628
Total expenses	13,908	17,964
Loss from operations	(5,909)	(9,901)
Other income
Interest income	62	640
Net loss	$(5,847)	$(9,261)

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

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2009 was $8.0 million, a $0.1 million decrease from the year ended December 31, 2008.  The decrease is attributable to the impact of decreased average prices totaling $8.0 million offset by an increase in sales volumes totaling $8.0 million.

Oil sales volumes were 33 thousand barrels and 14 thousand barrels for the years ended December 31, 2009 and 2008, respectively.  The Fund’s oil prices averaged $69 per barrel and $121 per barrel during the years ended December 31, 2009 and 2008, respectively.

Gas sales volumes were 1.3 million mcf and 0.7 million mcf for the years ended December 31, 2009 and 2008, respectively.  The Fund’s gas prices averaged $4.21 per mcf and $9.14 per mcf during the years ended December 31, 2009 and 2008, respectively.

The increase in volumes is primarily attributable to a full year of production for West Cameron 149 during the year ended December 31, 2009 compared to six months during the year ended December 31, 2008, coupled with five months of production for Eugene Island 346/347 during the year ended December 31, 2009 compared  to three months during the year ended December 31, 2008 in addition to stronger production volumes for the Eugene Island 346/347 wells during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Depletion and Amortization.  Depletion and amortization for the year ended December 31, 2009 was $6.5 million, an increase of $2.4 million from the year ended December 31, 2008.  The increase resulted from an increase in production volumes totaling $4.4 million, partially offset by a decrease in depletion rates totaling $1.9 million.  The decrease in depletion rates was primarily the result of revisions to reserve estimates, principally attributable to West Cameron 149.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table:

	Year ended December 31,
Lease Block	2009	2008
	(in thousands)
Neptune Project	$3,064	$-
Eagle Project	1,388	-
South Timbalier 287	416	3,858
Eugene Island 346/347 well #3	11	1,227
Eugene Island 29	(1)	4,311
Ruby Project	(82)	1,539
Other wells	51	189
	$4,847	$11,124

Management Fees to Affiliate.   Management fees for the years ended December 31, 2009 and 2008 were $1.3 million and $1.6 million, respectively.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. See additional discussion in Item 1. “Business”.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Year ended December 31,
	2009	2008
	(in thousands)
Lease operating expense	$589	$279
Workover costs	155	15
Accretion expense	35	21
Geological costs	7	239
	$786	$554

Lease operating expense for the years ended December 31, 2009 and 2008 was related to the Fund’s producing properties during each year as outlined above in “Overview”.  During the year ended December 31, 2009, average production cost was $0.37 per mcfe compared to $0.36 per mcfe for the year ended December 31, 2008.  Workover costs during the years ended December 31, 2009 and 2008 were related to West Cameron 149, which required well maintenance.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. Geological costs for the year ended December 31, 2009 were related to Eugene Island 346 well #1. Geological costs for the year ended December 31, 2008 were principally related to the Eugene Island 29 and Liberty projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2009	2008
	(in thousands)
Insurance expense	$197	$364
Accounting fees	194	212
Trust fees and other	18	52
	$409	$628

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.      Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the year ended December 31, 2009 was $0.1 million, a $0.6 million decrease from the year ended December 31, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2009 were $5.1 million, primarily related to revenue received of $7.2 million and favorable working capital of $0.3 million, partially offset by management fees of $1.3 million, operating expenses of $0.8 million and general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the year ended December 31, 2008 were $4.8 million, primarily related to revenue received of $7.4 million and interest income received of $0.3 million partially offset by management fees of $1.6 million, general and administrative expenses of $0.6 million, operating expenses of $0.5 million and unfavorable working capital of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the year ended December 31, 2009 were $2.2 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $15.1 million, partially offset by investments in U.S. Treasury securities of $7.5 million and capital expenditures for oil and gas properties of $5.4 million.

Cash flows used in investing activities for the year ended December 31, 2008 were $16.5 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances to operators, totaling $26.8 million, purchases of U.S. Treasury securities of $30.0 million and salvage fund investments totaling $0.3 million. These amounts were partially offset by proceeds from the maturity of marketable securities totaling $40.7 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2009 were $5.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the year ended December 31, 2008 were $4.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of December 31, 2009, the Fund had committed to spend an additional $6.3 million related to its investment properties.

When the Manager makes a decision to participate in an exploratory project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is determined to be un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2009 and 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at December 31, 2009 and 2008 other than those discussed in “Estimated Capital Expenditures” above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in the Exchange Act Rule 13a-15(e) as of December 31, 2009.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting
Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework. Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2009, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2009 are as follows:

Officer of
Ridgewood Energy
Name, Age and Position with Registrant	Corporation Since

Robert E. Swanson, 62
Chief Executive Officer	1982

Kenneth W. Lang, 55
President and Chief Operating Officer	2009

Kathleen P. McSherry, 44
Executive Vice President and
Chief Financial Officer	2001

Robert L. Gold, 51
Executive Vice President	1987

Daniel V. Gulino, 49
Senior Vice President and General Counsel	2003

The officers in the above table have also been officers of the Fund since November 21, 2006, the date of inception of the Fund, with the exception of Mr. Lang who has been an officer of Ridgewood Energy and the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Renewable Power, LLC and Ridgewood Capital Management, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy.  Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Kenneth W. Lang has served as the President and Chief Operating Officer of Ridgewood Energy since June 2009 and is a member of the Investment Committee.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Mr. Lang is a graduate of the University of Houston.

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001 and is a member of the Investment Committee. Ms. McSherry also serves as Vice President of Systems and Administration of Ridgewood Power. Ms. McSherry holds a Bachelor of Science degree in Accounting.

Robert L. Gold has served as the Executive Vice President of Ridgewood Energy since 1987 and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

Daniel V. Gulino has served as Senior Vice President and General Counsel of Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Renewable Power, Ridgewood Capital Management, and Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Code of Ethics
The Manager of the Fund has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager of the Fund grants any waiver, including any implicit waiver, from a provision of the code to any of the Manager’s executive officers, the Fund will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.  Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN:  General Counsel.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2009, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Fund do not receive compensation from the Fund. The Manager, or its affiliates, compensates the officers without additional payments by the Fund. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for more information regarding Manager compensation and payments to affiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of the shares as of March 11, 2010 (no person owns more than 5% of the shares) by:

•	each executive officer (there are no directors); and
•	all of the executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 513.1226 shares outstanding at March 11, 2010. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

	Number
Name of beneficial owner	of shares	Percent

Robert E. Swanson,
Chief Executive Officer (1)	1.0000	*
Executive officers as a group (1)	1.0000	*

* Represents less than one percent.
(1) Includes shares owned by Mr. Swanson’s family members and trusts, which he controls.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2009 and 2008 were $1.3 million and $1.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  For the years ended December 31, 2009 and 2008 the Manager was paid distributions totaling $0.8 million and $0.6 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.  See the discussion under the heading “Properties” in Item 1. “Business”.

Profits and losses are allocated in accordance with the LLC Agreement. In general, profits and losses in any year are allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders’ capital contributions are allocated 99% to shareholders and 1% to the Manager.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008
	(in thousands)
Audit fees (1)	$130	$130
Audit-related fees (2)	3	-
	$133	$130

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.
(2)	Fees for consultations regarding the Fund’s disclosure controls and procedures in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Articles of Formation of Ridgewood Energy V Fund, LLC dated November 21, 2006 and filed with the Secretary of State of the State of Delaware on November 22, 2006	Incorporated by reference to the Fund's Form 10 filed on April 18, 2008

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy V Fund, LLC dated January 3, 2007	Incorporated by reference to the Fund's Form 10 filed on April 18, 2008

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund
Filed herewith

99	Report of Ryder Scott Company, L.P.	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Manager of Ridgewood Energy V Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy V Fund, LLC (the “Fund”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy V Fund, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Fund adopted the reserve estimation and disclosure requirements of Extractive Activities – Oil and Gas as of December 31, 2009.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 11, 2010

RIDGEWOOD ENERGY V FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,775	$5,903
Short-term investments in marketable securities	2,501	10,072
Production receivable	1,449	642
Other current assets	103	286
Total current assets	11,828	16,903
Salvage fund	1,397	1,346
Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,233
Unproved properties	-	369
Proved properties	29,294	27,924
Less: accumulated depletion and amortization	(10,642)	(4,098)
Total oil and gas properties, net	18,652	25,428
Total assets	$31,877	$43,677

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$775	$1,447
Accrued expenses	57	77
Total current liabilities	832	1,524
Asset retirement obligations	1,238	1,133
Total liabilities	2,070	2,657
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,412)	(607)
Retained earnings	1,009	292
Manager's total	(403)	(315)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(8,003)	(3,442)
Accumulated deficit	(29,118)	(22,554)
Shareholders' total	30,210	41,335
Total members' capital	29,807	41,020
Total liabilities and members' capital	$31,877	$43,677

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY V FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2009	2008

Revenue
Oil and gas revenue	$7,999	$8,063
Expenses
Depletion and amortization	6,544	4,098
Dry-hole costs	4,847	11,124
Management fees to affiliate (Note 6)	1,322	1,560
Operating expenses	786	554
General and administrative expenses	409	628
Total expenses	13,908	17,964
Loss from operations	(5,909)	(9,901)
Other income
Interest income	62	640
Net loss	$(5,847)	$(9,261)

Manager Interest
Net income	$717	$695
Shareholder Interest
Net loss	$(6,564)	$(9,956)
Net loss per share	$(12,792)	$(19,403)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY V FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total

Balances, December 31, 2007	513.1226	$(403)	$54,733	$54,330
Distributions	-	(607)	(3,442)	(4,049)
Net income (loss)	-	695	(9,956)	(9,261)
Balances, December 31, 2008	513.1226	(315)	41,335	41,020
Distributions	-	(805)	(4,561)	(5,366)
Net income (loss)	-	717	(6,564)	(5,847)
Balances, December 31, 2009	513.1226	$(403)	$30,210	$29,807

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY V FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(5,847)	$(9,261)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depletion and amortization	6,544	4,098
Dry-hole costs	4,847	11,124
Accretion expense	35	21
Interest earned on marketable securities	(24)	(375)
Changes in assets and liabilities:
Increase in production receivable	(807)	(642)
Decrease (increase) in other current assets	209	(165)
Increase in due to operators	114	114
Decrease in accrued expenses	(20)	(93)
Net cash provided by operating activities	5,051	4,821

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(1,233)
Capital expenditures for oil and gas properties	(5,357)	(25,592)
Proceeds from the maturity of marketable securities	15,091	40,674
Investment in marketable securities	(7,496)	(30,000)
Salvage fund investments	(51)	(329)
Net cash provided by (used in) investing activities	2,187	(16,480)

Cash flows from financing activities
Distributions	(5,366)	(4,049)
Net cash used in financing activities	(5,366)	(4,049)

Net increase (decrease) in cash and cash equivalents	1,872	(15,708)
Cash and cash equivalents, beginning of year	5,903	21,611
Cash and cash equivalents, end of year	$7,775	$5,903

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$1,233	$225

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY V FUND, LLC
NOTES TO FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy V Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on November 21, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of January 3, 2007 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.  During the second quarter 2008, the Fund began earning revenue and as a result was determined by the Manager to no longer be an exploratory stage enterprise.

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  Based upon these limits, at December 31, 2009, the Fund’s bank balances would have exceeded federally insured limits by $2.9 million, of which $1.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At December 31, 2009, the Fund had a short-term held-to-maturity investment of $2.5 million, which matures in May 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.3 million, of which $0.3 million matures in December 2010 and $1.0 million matures in February 2013.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At December 31, 2009 and 2008, amounts recorded in due to operators totaling $0.5 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
	(in thousands)
Balance - Beginning of year	$1,133	$-
Liabilities incurred	-	1,044
Liabilities settled	-	-
Accretion expense	35	21
Revisions to previous estimate	70	68
Balance - End of year	$1,238	$1,133

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and natural gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments in its marketing and trading activities and to manage price risk attributable to the Fund’s forecasted sales of oil and natural gas production.  Derivatives are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met.  The Fund has exposure to credit risk to the extent the derivative-instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.  There was no derivative activity in 2009 and 2008.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Fund beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on Fund’s financial statements.

In June 2009, the FASB issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It was effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter 2009 and did not have a material impact on the Fund’s financial statements.

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

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules were effective for fiscal years ending on or after December 31, 2009.  In January 2010, the FASB issued guidance on oil and gas reserve estimation and disclosures to align the Accounting Standards Codification with the disclosure requirements of Release No. 33-8995.    The FASB and SEC guidance has been adopted for the year ended December 31, 2009.  In the unaudited supplementary financial information, the 2009 future estimated cash inflows are determined on average price based on the prior 12-month period whereby 2008 future estimated cash inflows are determined based on year-end prices.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At December 31, 2009, the Fund had no unproved properties. The following table reflects the net changes in unproved properties for the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
	(in thousands)
Balance - Beginning of year	$369	$12,856
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	13,194
Reclassifications to proved properties based on
the determination of proved reserves	-	(25,681)
Capitalized exploratory well costs charged to
dry-hole costs	(369)	-
Balance - End of year	$-	$369

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, for the years ended December 31, 2009 and 2008 are detailed in the following table.

	Year ended December 31,
Lease Block	2009	2008
	(in thousands)
Neptune Project	$3,064	$-
Eagle Project	1,388	-
South Timbalier 287	416	3,858
Eugene Island 346/347 well #3	11	1,227
Eugene Island 29	(1)	4,311
Ruby Project	(82)	1,539
Other wells	51	189
	$4,847	$11,124

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2009 and 2008 were $1.3 million and $1.6 million, respectively.

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

7.   Fair Value of Financial Instruments

At December 31, 2009 and 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2009, the Fund had committed to spend an additional $6.3 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2009 and 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds managed by the Manager can reduce or eliminate insurance for the Fund.

9.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

Ridgewood Energy V Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the Financial Accounting Standards Board guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are currently located in the United States offshore waters of Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2009	2008
	(in thousands)
Advances to operators for working interests and expenditures	$-	$1,233
Unproved properties	-	369
Proved properties	29,294	27,924
Total oil and gas properties	29,294	29,526
Accumulated depletion and amortization	(10,642)	(4,098)
Oil and gas properties, net	$18,652	$25,428

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2009	2008
	(in thousands)
Exploration costs	$2,770	$23,375
Development costs	1,852	4,433
	$4,622	$27,808

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P. at December 31, 2009 and 2008.  At December 31, 2008, the Fund had one non-producing property for which reserve data is based upon internal estimates.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules and represent all reserves managed by Ridgewood Energy Corporation, the Manager of the Fund.  The reserve data disclosed in the following tables represent the Fund's share of such reserves based on the Fund's net revenue interest in each property.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2009		December 31, 2008
	United States		United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of year	114,729	3,572,560	-	-
Extensions and discoveries	-	-	129,184	4,263,686
Revisions of previous estimates (a)	11,819	1,310,553	-	-
Production	(32,552)	(1,415,436)	(14,455)	(691,126)
End of year	93,996	3,467,677	114,729	3,572,560

Proved developed reserves:
Beginning of year	93,276	3,237,760	-	-
End of year	72,543	3,132,701	93,276	3,237,760

Proved undeveloped reserves:
Beginning of year	21,453	334,800	-	-
End of year	21,453	334,976	21,453	334,800

(a)  Revisions of estimates are attributable to well performance.

Table IV - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  At December 31, 2009, future cash inflows were determined based on average prices for the twelve month period.  At December 31, 2008, future cash inflows were determined based on year-end prices.  Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

	December 31,
	2009	2008
	(in thousands)
Future cash inflows	$19,894	$26,599
Future production costs	(2,522)	(2,044)
Future development costs	(883)	(1,944)
Future net cash flows	16,489	22,611
10% annual discount for estimated timing of cash flows	(2,359)	(3,540)
Standardized measure of discounted future estimated net cash flows	$14,130	$19,071

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2009	2008
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(6,504)	$-
Sales and transfers of oil and gas produced during the period	(7,411)	(7,783)
Net change due to extensions, discoveries, and improved recovery	-	26,854
Changes in estimated future development costs	1,060	-
Net change due to revisions in quantity estimates	6,711	-
Accretion of discount	1,907	-
Other	(704)	-
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(4,941)	$19,071

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY V FUND, LLC

Date: March 11, 2010	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
March 11, 2010
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 11, 2010
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of Manager	March 11, 2010
Robert E. Swanson