Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2010-08-02
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2010 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$7,775
Short-term investments in marketable securities	5,004	2,501
Production receivable	1,235	1,449
Other current assets	104	103
Total current assets	8,126	11,828
Salvage fund	1,410	1,397
Oil and gas properties:
Advances to operators for working interests and expenditures	21	-
Unproved properties	1,657	-
Proved properties	30,460	29,294
Less: accumulated depletion and amortization	(14,551)	(10,642)
Total oil and gas properties, net	17,587	18,652
Total assets	$27,123	$31,877

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$440	$775
Accrued expenses	73	57
Total current liabilities	513	832
Asset retirement obligations	1,257	1,238
Total liabilities	1,770	2,070
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,224)	(1,412)
Retained earnings	1,694	1,009
Manager's total	(530)	(403)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(12,606)	(8,003)
Accumulated deficit	(28,842)	(29,118)
Shareholders' total	25,883	30,210
Total members' capital	25,353	29,807
Total liabilities and members' capital	$27,123	$31,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue
Oil and gas revenue	$2,820	$816	$6,111	$2,271
Expenses
Depletion and amortization	1,815	464	3,909	1,016
Dry-hole costs	(120)	848	(85)	3,585
Management fees to affiliate (Note 7)	314	342	627	687
Operating expenses	297	96	592	223
General and administrative expenses	75	101	211	276
Total expenses	2,381	1,851	5,254	5,787
Income (loss) from operations	439	(1,035)	857	(3,516)
Other (loss) income
Interest income	11	10	21	40
Derivative instrument (loss) income	(88)	-	83	-
Total other (loss) income	(77)	10	104	40
Net income (loss)	$362	$(1,025)	$961	$(3,476)

Manager Interest
Net income	$293	$30	$685	$121
Shareholder Interest
Net income (loss)	$69	$(1,055)	$276	$(3,597)
Net income (loss) per share	$134	$(2,056)	$538	$(7,010)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$961	$(3,476)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	3,909	1,016
Dry-hole costs	(85)	3,585
Accretion expense	19	17
Interest earned on marketable securities	(5)	(19)
Derivative instrument income	(83)	-
Derivative instrument settlements	65	-
Changes in assets and liabilities:
Decrease in production receivable	214	275
(Increase) decrease in other current assets	(41)	240
(Decrease) increase in due to operators	(2)	33
Increase in accrued expenses	16	23
Net cash provided by operating activities	4,968	1,694

Cash flows from investing activities
Payments to operators for working interests and expenditures	(21)	-
Capital expenditures for oil and gas properties	(3,013)	(2,295)
Proceeds from the maturity of marketable securities	2,502	10,091
Investment in marketable securities	(5,000)	-
Interest reinvested in the salvage fund	(13)	(38)
Net cash (used in) provided by investing activities	(5,545)	7,758

Cash flows from financing activities
Distributions	(5,415)	(2,152)
Net cash used in financing activities	(5,415)	(2,152)

Net (decrease) increase in cash and cash equivalents	(5,992)	7,300
Cash and cash equivalents, beginning of period	7,775	5,903
Cash and cash equivalents, end of period	$1,783	$13,203

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,233

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $1.4 million, of which $0.4 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had a short-term, held-to-maturity investment of $5.0 million, which matures in August 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.3 million, of which $0.3 million matures in December 2010 and $1.0 million matures in February 2013.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	147,713	$ 4.90	$ 67

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $88 thousand included unrealized losses of $148 thousand.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $83 thousand included unrealized gains of $29 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, none of the Fund’s producing properties have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$-	$117	$58	$445
Neptune Project	(5)	700	(9)	3,099
Other wells	(115)	31	(134)	41
	$(120)	$848	$(85)	$3,585

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.3 million for each of the three months ended June 30, 2010 and 2009. Management fees for the six months ended June 30, 2010 and 2009 were $0.6 million and $0.7 million, respectively.

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

8.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.5 million related to its investment properties, of which $1.7 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent	Total
	Working	through	Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Current Project
Beta Project	3.0%	$1,657	$4,885	Drilling commenced March 2010; currently suspended due to moratorium.
Producing Properties
Liberty Project	5.0%	$5,782	$5,942	Well completed and production commenced July 2010.
West Cameron 149	25.0%	$5,070	$5,070	Production commenced June 2008. Pipeline upgrades totaling $0.3 million and workover efforts totaling $0.2 million were completed in 2010.
Eugene Island 346/347 well #1	22.0%	$15,382	$15,491	Production commenced June 2008. A late life recompletion is scheduled at an estimated cost of $0.1 million.
Eugene Island 346/347 well #2	22.0%	$3,065	$3,065	Production commenced July 2008.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, none of the Fund’s producing properties have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,820	$816	$6,111	$2,271
Expenses
Depletion and amortization	1,815	464	3,909	1,016
Dry-hole costs	(120)	848	(85)	3,585
Management fees to affiliate	314	342	627	687
Operating expenses	297	96	592	223
General and administrative expenses	75	101	211	276
Total expenses	2,381	1,851	5,254	5,787
Income (loss) from operations	439	(1,035)	857	(3,516)
Other (loss) income
Interest income	11	10	21	40
Derivative instrument (loss) income	(88)	-	83	-
Total other (loss) income	(77)	10	104	40
Net income (loss)	$362	$(1,025)	$961	$(3,476)

Overview.  Since inception, the Fund has had three wells come onto production; Eugene Island 346/347 well #1 and well #2 and West Cameron 149, which began production in 2008.  The Fund’s Eugene Island 346/347 wells #1 and #2 had been shut-in as a result of third quarter 2008 hurricane activity and resumed production in July 2009, thereby impacting the Fund’s revenue, depletion and amortization, and operating expenses.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2010 was $2.8 million, a $2.0 million increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $1.2 million and increased average prices totaling $0.8 million.

Oil sales volumes were 9 thousand barrels and 1 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the three months ended June 30, 2010 compared to $59 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 430 thousand mcf and 189 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.44 per mcf during the three months ended June 30, 2010 compared to $3.73 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $6.1 million, a $3.8 million increase from the six months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $2.2 million and increased average prices totaling $1.7 million.

Oil sales volumes were 20 thousand barrels and 2 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel during the six months ended June 30, 2010 compared to $47 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 823 thousand mcf and 455 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.80 per mcf during the six months ended June 30, 2010 compared to $4.30 per mcf during the six months ended June 30, 2009.

The increases in volumes were primarily attributable to a full period of production for the Eugene Island 346/347 wells during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, when the wells were shut-in due to third quarter 2008 hurricane activity as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2010 was $1.8 million, an increase of $1.4 million from the three months ended June 30, 2009.  Depletion and amortization for the six months ended June 30, 2010 was $3.9 million, an increase of $2.9 million from the six months ended June 30, 2009.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.8 million, coupled with an increase in production volumes totaling $0.5 million. The increase in the six month period resulted from an increase in depletion rates totaling $1.9 million, coupled with an increase in production volumes totaling $1.0 million.  The increases in depletion rates were attributable to the resumed production for the Eugene Island wells, which have higher cost reserves, partially offset by a decrease in the depletion rate for the West Cameron 149 well as a result of revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$-	$117	$58	$445
Neptune Project	(5)	700	(9)	3,099
Other wells	(115)	31	(134)	41
	$(120)	$848	$(85)	$3,585

Management Fees to Affiliate.   Management fees for each of the three months ended June 30, 2010 and 2009 were $0.3 million. Management fees for the six months ended June 30, 2010 and 2009 were $0.6 million and $0.7 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$112	$87	$314	$179
Workover costs	167	-	226	26
Geological costs	9	-	33	1
Accretion expense	9	9	19	17
	$297	$96	$592	$223

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  During the three and six months ended June 30, 2010, average production cost was $0.22 per mcfe and $0.30 per mcfe, respectively, compared to $0.31 per mcfe for each of the three and six months ended June 30, 2009.  Workover costs during the three and six months ended June 30, 2010 and the six months ended June 30, 2009 were related to well maintenance costs for West Cameron 149.  Geological costs for the three and six months ended June 30, 2010 were primarily related to the Beta Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$18	$40	$113	$155
Accounting fees	53	58	90	110
Trust fees and other	4	3	8	11
	$75	$101	$211	$276

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $11 thousand, an increase of $1 thousand from the three months ended June 30, 2009.  The increase was the result of a modest increase in interest earned, principally offset by lower average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties.  Interest income for the six months ended June 30, 2010 was $21 thousand, a decrease of $19 thousand, from the six months ended June 30, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower average interest rates.

Derivative Instrument (Loss) Income.   In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains related to these contracts were $61 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $29 thousand and realized gains related to these contracts were $54 thousand. There was no derivative activity during the three and six months ended June 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $5.0 million, primarily related to revenue received of $6.3 million, partially offset by management fees of $0.6 million, operating expenses of $0.6 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.7 million, primarily related to revenue received of $2.5 million and favorable working capital of $0.3 million, partially offset by  management fees of $0.7 million, general and administrative expenses of $0.3 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $5.5 million, primarily related to purchases of U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties totaling $3.0 million, inclusive of advances, partially offset by the maturity of U.S. Treasury securities totaling $2.5 million.

Cash flows provided by investing activities for the six months ended June 30, 2009 were $7.8 million, primarily related to the maturity of U.S. Treasury securities totaling $10.1 million, partially offset by capital expenditures for oil and gas properties totaling $2.3 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $5.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $2.2 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.5 million related to its investment properties, of which $1.7 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	August 2, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)