Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2010-11-08
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2010 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,037	$7,775
Short-term investments in marketable securities	-	2,501
Production receivable	1,465	1,449
Other current assets	211	103
Total current assets	8,713	11,828
Salvage fund	1,417	1,397
Oil and gas properties:
Unproved properties	1,731	-
Proved properties	30,265	29,294
Less: accumulated depletion and amortization	(16,379)	(10,642)
Total oil and gas properties, net	15,617	18,652
Total assets	$25,747	$31,877

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$281	$775
Accrued expenses	52	57
Total current liabilities	333	832
Asset retirement obligations	1,267	1,238
Total liabilities	1,600	2,070
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,643)	(1,412)
Retained earnings	2,194	1,009
Manager's total	(449)	(403)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(14,977)	(8,003)
Accumulated deficit	(27,758)	(29,118)
Shareholders' total	24,596	30,210
Total members' capital	24,147	29,807
Total liabilities and members' capital	$25,747	$31,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue
Oil and gas revenue	$4,144	$2,190	$10,255	$4,461
Expenses
Depletion and amortization	1,828	2,729	5,737	3,745
Dry-hole costs	41	1,393	(44)	4,978
Management fees to affiliate (Note 7)	314	322	941	1,009
Operating expenses	324	250	916	473
General and administrative expenses	93	70	304	346
Total expenses	2,600	4,764	7,854	10,551
Income (loss) from operations	1,544	(2,574)	2,401	(6,090)
Other income
Interest income	10	11	31	51
Derivative instrument income	30	-	113	-
Total other income	40	11	144	51
Net income (loss)	$1,584	$(2,563)	$2,545	$(6,039)

Manager Interest
Net income	$500	$194	$1,185	$315
Shareholder Interest
Net income (loss)	$1,084	$(2,757)	$1,360	$(6,354)
Net income (loss) per share	$2,113	$(5,373)	$2,650	$(12,383)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$2,545	$(6,039)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	5,737	3,745
Dry-hole costs	(44)	4,978
Accretion expense	29	26
Interest earned on marketable securities	(6)	(22)
Derivative instrument income	(113)	-
Derivative instrument settlements	148	-
Changes in assets and liabilities:
Increase in production receivable	(16)	(260)
(Increase) decrease in other current assets	(100)	191
Increase in due to operators	33	125
(Decrease) increase in accrued expenses	(5)	15
Net cash provided by operating activities	8,208	2,759

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,228)	(3,903)
Proceeds from the maturity of marketable securities	7,507	10,091
Investment in marketable securities	(5,000)	(4,995)
Investments in salvage fund	(20)	(44)
Net cash (used in) provided by investing activities	(741)	1,149

Cash flows from financing activities
Distributions	(8,205)	(2,894)
Net cash used in financing activities	(8,205)	(2,894)

Net (decrease) increase in cash and cash equivalents	(738)	1,014
Cash and cash equivalents, beginning of period	7,775	5,903
Cash and cash equivalents, end of period	$7,037	$6,917

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,233

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.7 million, of which $0.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had no short-term, held-to-maturity investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.3 million, of which $0.3 million matures in December 2010 and $1.0 million matures in February 2013.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $20 thousand and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	37,228	$4.90	$40

During the three and nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $1 thousand and $30 thousand, respectively.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$41	$1	$99	$446
Neptune Project	(1)	-	(10)	3,099
Eagle Project	-	1,388	(65)	1,388
Other wells	1	4	(68)	45
	$41	$1,393	$(44)	$4,978

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.3 million for each of the three months ended September 30, 2010 and 2009. Management fees for the nine months ended September 30, 2010 and 2009 were $0.9 million and $1.0 million, respectively.

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

8.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $3.3 million related to its investment properties, of which $2.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent	Total
	Working	through	Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$1,731	$4,888	Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in first quarter 2011.
Producing Properties
Liberty Project	5.0%	$5,590	$5,590	Well completed and production commenced July 2010.
West Cameron 149	25.0%	$5,046	$5,046	Production commenced June 2008. Pipeline upgrades totaling $0.3 million and workover efforts totaling $0.2 million were completed in 2010.
Eugene Island 346/347 well #1	22.0%	$15,382	$15,492	Production commenced June 2008. A late-life recompletion is planned at an estimated cost of $0.1 million.
Eugene Island 346/347 well #2	22.0%	$3,066	$3,066	Production commenced July 2008.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  As a result of the moratorium, drilling efforts for the Beta Project had been suspended and are currently expected to resume in first quarter 2011.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$4,144	$2,190	$10,255	$4,461
Expenses
Depletion and amortization	1,828	2,729	5,737	3,745
Dry-hole costs	41	1,393	(44)	4,978
Management fees to affiliate	314	322	941	1,009
Operating expenses	324	250	916	473
General and administrative expenses	93	70	304	346
Total expenses	2,600	4,764	7,854	10,551
Income (loss) from operations	1,544	(2,574)	2,401	(6,090)
Other income
Interest income	10	11	31	51
Derivative instrument income	30	-	113	-
Total other income	40	11	144	51
Net income (loss)	$1,584	$(2,563)	$2,545	$(6,039)

Overview.  Since inception, the Fund has had four wells come onto production; three wells began production in 2008 and the Liberty Project began production in July 2010.

During the three and nine months ended September 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and the impact of temporary shut-ins.  Eugene Island 346/347 wells #1 and #2 had been shut-in during the three and nine months ended September 30, 2009 as a result of third quarter 2008 hurricane activity and resumed production in July 2009.   During the three and nine months ended September 30, 2010 West Cameron 149 underwent extensive workover procedures, which improved well performance and increased flow rates.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2010 was $4.1 million, a $2.0 million increase from the three months ended September 30, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $1.2 million and increased average prices totaling $0.7 million.

Oil sales volumes were 23 thousand barrels and 14 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $74 per barrel during the three months ended September 30, 2010 compared to $67 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 509 thousand mcf and 382 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.43 per mcf during the three months ended September 30, 2010 compared to $3.54 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $10.3 million, a $5.8 million increase from the nine months ended September 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $3.2 million and increased average prices totaling $2.5 million.

Oil sales volumes were 43 thousand barrels and 16 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the nine months ended September 30, 2010 compared to $64 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 1.3 million mcf and 0.8 million mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.63 per mcf during the nine months ended September 30, 2010 compared to $3.95 per mcf during the nine months ended September 30, 2009.

The increases in volumes for the three and nine months ended September 30, 2010 were attributable to a full period of production for the Eugene Island 346/347 wells, the onset of production for the Liberty project and increased flow rates for the West Cameron 149 well, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2010 was $1.8 million, a decrease of $0.9 million from the three months ended September 30, 2009.  Depletion and amortization for the nine months ended September 30, 2010 was $5.7 million, an increase of $2.0 million from the nine months ended September 30, 2009.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $2.2 million, partially offset by an increase in production volumes totaling $1.3 million. The increase in the nine month period resulted from an increase in production volumes totaling $2.9 million, partially offset by a decrease in depletion rates totaling $0.9 million.  The decreases in depletion rates were primarily attributable to a rate reduction for the West Cameron 149 well, which resulted from revisions to reserve estimates and lower cost reserves for the Liberty Project.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$41	$1	$99	$446
Neptune Project	(1)	-	(10)	3,099
Eagle Project	-	1,388	(65)	1,388
Other wells	1	4	(68)	45
	$41	$1,393	$(44)	$4,978

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2010 and 2009 were $0.3 million. Management fees for the nine months ended September 30, 2010 and 2009 were $0.9 million and $1.0 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$288	$220	$602	$399
Workover costs	26	15	252	41
Geological costs	-	6	33	7
Accretion expense	10	9	29	26
	$324	$250	$916	$473

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  During the three months ended September 30, 2010 and 2009, average production cost was $0.41 per mcfe and $0.49 per mcfe, respectively.  During the nine months ended September 30, 2010 and 2009, average production cost was $0.35 per mcfe and $0.45 per mcfe, respectively.  Workover costs during the three and nine months ended September 30, 2010 and 2009 were related to well maintenance costs for West Cameron 149.  Geological costs for the nine months ended September 30, 2010 were primarily related to the Beta Project.  Geological costs for the three and nine months ended September 30, 2009 were primarily related to the Eugene Island 346/347 well #1.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$50	$24	$163	$179
Accounting fees	41	43	131	153
Trust fees and other	2	3	10	14
	$93	$70	$304	$346

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $10 thousand, a decrease of $1 thousand from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $31 thousand, a decrease of $20 thousand from the nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower average interest rates.

Derivative Instrument Income.   In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010, unrealized and realized gains related to these contracts were $1 thousand and $28 thousand, respectively.  During the nine months ended September 30, 2010, unrealized and realized gains related to these contracts were $30 thousand and $82 thousand, respectively.   There was no derivative activity during the three and nine months ended September 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $8.2 million, primarily related to revenue received of $10.2 million, partially offset by operating expenses of $0.9 million, management fees of $0.9 million, and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $2.8 million, primarily related to revenue received of $4.2 million and favorable working capital of $0.3 million, partially offset by payments for management fees of $1.0 million, operating expenses of $0.4 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $0.7 million, primarily related to purchases of U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties totaling $3.2 million, partially offset by the maturity of U.S. Treasury securities totaling $7.5 million.

Cash flows provided by investing activities for the nine months ended September 30, 2009 were $1.1 million, primarily related to the maturity of U.S. Treasury securities totaling $10.1 million, partially offset by investments in U.S. Treasury securities of $5.0 million and capital expenditures for oil and gas properties totaling $3.9 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $8.2 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $2.9 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $3.3 million related to its investment properties, of which $2.3 million is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	November 8, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)