Form 10-Q
period 2011-03-31
RIDGEWOOD ENERGY V FUND LLC
filed 2011-05-10
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 10, 2011 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,972	$3,128
Short-term investments in marketable securities	3,999	3,998
Production receivable	1,476	1,638
Other current assets	251	82
Total current assets	8,698	8,846
Salvage fund	1,430	1,424
Oil and gas properties:
Unproved properties	1,692	1,691
Proved properties	30,208	30,275
Less: accumulated depletion and amortization	(21,394)	(20,251)
Total oil and gas properties, net	10,506	11,715
Total assets	$20,634	$21,985

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$469	$578
Accrued expenses	63	51
Total current liabilities	532	629
Asset retirement obligations	1,277	1,277
Total liabilities	1,809	1,906
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,680)	(3,148)
Retained earnings	3,133	2,631
Manager's total	(547)	(517)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(20,852)	(17,839)
Accumulated deficit	(27,107)	(28,896)
Shareholders' total	19,372	20,596
Total members' capital	18,825	20,079
Total liabilities and members' capital	$20,634	$21,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Revenue
Oil and gas revenue	$4,097	$3,291
Expenses
Depletion and amortization	1,143	2,094
Dry-hole costs	(2)	35
Management fees to affiliate (Note 7)	314	313
Operating expenses	336	295
General and administrative expenses	74	136
Total expenses	1,865	2,873
Income from operations	2,232	418
Other income	59	181
Net income	$2,291	$599

Manager Interest
Net income	$502	$392
Shareholder Interest
Net income	$1,789	$207
Net income per share	$3,486	$403

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$2,291	$599
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,143	2,094
Dry-hole costs	(2)	35
Derivative instrument income	(50)	(171)
Derivative instrument settlements	60	-
Changes in assets and liabilities:
Decrease in production receivable	162	365
Increase in other current assets	(181)	(59)
(Decrease) increase in due to operators	(109)	94
Increase in accrued expenses	12	89
Net cash provided by operating activities	3,326	3,046

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(309)
Credits (expenditures) for capital investment properties	69	(720)
Investment in marketable securities	-	(5,000)
Investments in salvage fund	(6)	(6)
Net cash provided by (used in) investing activities	63	(6,035)

Cash flows from financing activities
Distributions	(3,545)	(3,139)
Net cash used in financing activities	(3,545)	(3,139)

Net decrease in cash and cash equivalents	(156)	(6,128)
Cash and cash equivalents, beginning of period	3,128	7,775
Cash and cash equivalents, end of period	$2,972	$1,647

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $2.9 million, of which $1.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2011, the Fund had short-term, held-to-maturity investments of $4.0 million, which mature in May 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2013.

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

At March 31, 2011 and December 31, 2010, amounts recorded in due to operators totaling $20 thousand, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon closing exchange prices on the New York Mercantile Exchange (“NYMEX”).  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets” and are settled based upon reported prices on the NYMEX.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2011, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
April 1, 2011 - October 31, 2011	Put Options	407,153	$4.35	$104
April 1, 2011 - October 31, 2011	Put Options	407,153	$4.25	$87

For the three months ended March 31, 2011 and 2010, the Fund’s derivative instrument income included unrealized gains of $16 thousand and $0.2 million, respectively.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $2 thousand during the three months ended March 31, 2011.  Dry-hole costs, inclusive of credits, of $35 thousand were incurred during the three months ended March 31, 2010.

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2011 and 2010 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.   Distributions paid to the Manager for each of the three months ended March 31, 2011 and 2010 were $0.5 million.

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

8.  Fair Value Measurements

At March 31, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At March 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $2.0 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on November 21, 2006 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2011	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$1,692	$4,865	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drillling permit, which is currently expected in second quarter 2011.
Producing Properties
Liberty Project	5.0%	$5,605	$5,605	Production commenced July 2010.
West Cameron 149	25.0%	$4,980	$5,250	Production commenced in 2008. Ongoing maintenance efforts and recompletion efforts to access behind the pipe reserves are planned at estimated costs of $0.2 million and $0.1 million, respectively.
Eugene Island 346/347 well #1	22.0%	$15,377	$15,487	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for 2011 at an estimated cost of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$4,097	$3,291
Expenses
Depletion and amortization	1,143	2,094
Dry-hole costs	(2)	35
Management fees to affiliate	314	313
Operating expenses	336	295
General and administrative expenses	74	136
Total expenses	1,865	2,873
Income from operations	2,232	418
Other income	59	181
Net income	$2,291	$599

Overview.  During the three months ended March 31, 2011, the Fund had three wells that produced for a total of 247 days, compared to three wells that produced for a total of 250 days during the three months ended March 31, 2010.  The slight decrease in total production days resulted from the depletion of Eugene Island 346/347 well #2, principally offset by the onset of production for the Liberty Project, which commenced in July 2010.  During the three months ended March 31, 2011, the Fund's wells' production rate averaged 2,251 mcfe/producing day, compared to 2,082 mcfe/producing day during the three months ended March 31, 2010.  The increase was primarily related to an increase in production volumes for the West Cameron 149 well as a result of maintenance efforts performed in 2010, partially offset by decreases related to the composite of the Fund’s wells, which have varying amounts of working interest ownership, and natural declines in well production.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2011 was $4.1 million, a $0.8 million increase from the three months ended March 31, 2010.  The increase is attributable to the impact of the change in average prices totaling $0.6 million coupled with increased sales volumes totaling $0.2 million.

Oil sales volumes were 23 thousand barrels and 12 thousand barrels for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s oil prices averaged $97 per barrel during the three months ended March 31, 2011 compared to $76 per barrel during the three months ended March 31, 2010.

Gas sales volumes were 0.4 million mcf for each of the three months ended March 31, 2011 and 2010.  The Fund’s gas prices averaged $4.36 per mcf during the three months ended March 31, 2011 compared to $5.35 per mcf during the three months ended March 31, 2010.

The increase in oil volumes was primarily the result of the onset of production of the Liberty Project.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $1.1 million, a decrease of $1.0 million from the three months ended March 31, 2010.  The decrease resulted from a decrease in depletion rates totaling $1.0 million, partially offset by an increase in production volumes totaling $0.1 million.  The decrease in average depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   The Fund had credits to dry-hole costs of $2 thousand during the three months ended March 31, 2011.  Dry-hole costs, inclusive of credits, of $35 thousand were incurred during the three months ended March 31, 2010.

Management Fees to Affiliate.   Management fees for each of the three months ended March 31, 2011 and 2010 were $0.3 million.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease operating expense	$330	$202
Workover expenses	6	59
Geological costs and other	-	34
	$336	$295

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.59 per mcfe during the three months ended March 31, 2011 compared to $0.38 per mcfe during the three months ended March 31, 2010.  Workover expenses during the three months ended March 31, 2011 and 2010 related to West Cameron 149, which required well maintenance.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$37	$37
Insurance expense	34	95
Trust fees and other	3	4
	$74	$136

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

Other Income.  Other income for the three months ended March 31, 2011 and 2010 is detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Realized gains (losses) on derivative instruments	$34	$(6)
Unrealized gains on derivative instruments	16	177
Interest income	9	10
	$59	$181

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2011 were $3.3 million, primarily related to revenue received of $4.3 million and derivative instrument settlements of $0.1 million, partially offset by general and administrative and operating expenses paid totaling $0.5 million, management fees of $0.3 million and the purchase of derivative instruments totaling $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2010 were $3.0 million, primarily related to revenue received of $3.7 million and favorable working capital of $0.1 million, partially offset by management fees of $0.3 million, operating expenses of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2011 were $0.1 million, primarily related to net credits received on oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2010 were $6.0 million, primarily related to purchases of U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties totaling $1.0 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2011 were $3.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2010 were $3.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $2.0 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY V FUND, LLC
Dated: May 10, 2011	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)