Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2011-08-04
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒
As of August 4, 2011 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,905	$3,128
Short-term investments in marketable securities	-	3,998
Production receivable	1,530	1,638
Other current assets	358	82
Total current assets	8,793	8,846
Salvage fund	1,437	1,424
Oil and gas properties:
Unproved properties	1,693	1,691
Proved properties	30,232	30,275
Less: accumulated depletion and amortization	(22,963)	(20,251)
Total oil and gas properties, net	8,962	11,715
Total assets	$19,192	$21,985

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$488	$578
Accrued expenses	73	51
Total current liabilities	561	629
Asset retirement obligations	1,277	1,277
Total liabilities	1,838	1,906
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(4,196)	(3,148)
Retained earnings	3,642	2,631
Manager's total	(554)	(517)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 shares issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(23,780)	(17,839)
Accumulated deficit	(25,643)	(28,896)
Shareholders' total	17,908	20,596
Total members' capital	17,354	20,079
Total liabilities and members' capital	$19,192	$21,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue
Oil and gas revenue	$4,559	$2,820	$8,656	$6,111
Expenses
Depletion and amortization	1,569	1,815	2,712	3,909
Dry-hole costs	(44)	(120)	(46)	(85)
Management fees to affiliate (Note 7)	314	314	628	627
Operating expenses	474	297	810	592
General and administrative expenses	88	75	162	211
Total expenses	2,401	2,381	4,266	5,254
Income from operations	2,158	439	4,390	857
Other (loss) income	(185)	(77)	(126)	104
Net income	$1,973	$362	$4,264	$961

Manager Interest
Net income	$509	$293	$1,011	$685
Shareholder Interest
Net income	$1,464	$69	$3,253	$276
Net income per share	$2,854	$134	$6,340	$538

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$4,264	$961
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	2,712	3,909
Dry-hole costs	(46)	(85)
Derivative instrument loss (income)	145	(83)
Derivative instrument settlements	67	65
Changes in assets and liabilities:
Decrease in production receivable	108	214
Increase in other current assets	(354)	(46)
Decrease in due to operators	(102)	(2)
Increase in accrued expenses	22	35
Net cash provided by operating activities	6,816	4,968

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(21)
Capital expenditures for oil and gas properties	(37)	(3,013)
Proceeds from the maturity of investments	4,000	2,502
Investments in marketable securities	-	(5,000)
Interest reinvested in salvage fund	(13)	(13)
Net cash provided by (used in) investing activities	3,950	(5,545)

Cash flows from financing activities
Distributions	(6,989)	(5,415)
Net cash used in financing activities	(6,989)	(5,415)

Net increase (decrease) in cash and cash equivalents	3,777	(5,992)
Cash and cash equivalents, beginning of period	3,128	7,775
Cash and cash equivalents, end of period	$6,905	$1,783

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $5.0 million, of which $4.7 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no short-term investments at June 30, 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators of $32 thousand and $20 thousand, respectively, related to capital expenditures for oil and gas properties.

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

4.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	234,018	$4.25	$18
July 1, 2011 - October 31, 2011	Put Options	234,018	$4.35	$22

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	15,404	$105	$68
July 1, 2011 - April 30, 2012	Put Options	7,377	$112	$49
July 1, 2011 - April 30, 2012	Put Options	7,377	$100	$24

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(104)	$60	$(70)	$54
Unrealized (losses) gains on derivative instruments	(91)	(148)	(75)	29
	$(195)	$(88)	$(145)	$83

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund received credits for dry-hole costs of $44 thousand and $46 thousand during the three and six months ended June 30, 2011.  The Fund received credits for dry-hole costs of $0.1 million during each of the three and six months ended June 30, 2010.

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.3 million.  Management fees for each of the six months ended June 30, 2011 and 2010 were $0.6 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.   Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.5 million and $0.3 million, respectively.  Distributions paid to the Manager for the six months ended June 30, 2011 and 2010 were $1.0 million and $0.8 million, respectively.

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

8.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $3.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on November 21, 2006 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$1,693	$5,223	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in third quarter 2011.
Producing Properties
Liberty Project	5.0%	$5,628	$5,628	Production commenced July 2010.
West Cameron 149	25.0%	$4,980	$5,146	Production commenced in 2008. Ongoing maintenance efforts and recompletion efforts to access behind the pipe reserves are planned at estimated costs of $0.1 million and $63 thousand, respectively.
Eugene Island 346/347 well #1	22.0%	$15,377	$15,487	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for fourth quarter 2011 at an estimated cost of $0.1 million.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$4,559	$2,820	$8,656	$6,111
Expenses
Depletion and amortization	1,569	1,815	2,712	3,909
Dry-hole costs	(44)	(120)	(46)	(85)
Management fees to affiliate	314	314	628	627
Operating expenses	474	297	810	592
General and administrative expenses	88	75	162	211
Total expenses	2,401	2,381	4,266	5,254
Income from operations	2,158	439	4,390	857
Other (loss) income	(185)	(77)	(126)	104
Net income	$1,973	$362	$4,264	$961

Overview.  During the six months ended June 30, 2011, the Fund had three wells that produced for a total of 518 days, compared to three wells that produced for a total of 511 days during the six months ended June 30, 2010.  The increase in total production days resulted from the onset of production for the Liberty Project, which commenced in July 2010, partially offset by the decrease in total production days as a result of the depletion of Eugene Island 346/347 well #2.  During the six months ended June 30, 2011, the Fund’s wells’ production rate averaged 2,194 mcfe/producing day, compared to 2,022 mcfe/producing day during the six months ended June 30, 2010.  The increase was primarily related to the onset of production for the Liberty Project, which commenced in July 2010 coupled with an increase in production volumes for the West Cameron 149 well as a result of maintenance efforts performed in 2010. These increases were partially offset by decreases related to the composite of the Fund’s wells, which have varying amounts of working interest ownership, and natural declines in well production.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2011 was $4.6 million, a $1.7 million increase from the three months ended June 30, 2010.  The increase is attributable to the impact of the net change in average prices totaling $1.5 million, coupled with net increased sales volume totaling $0.2 million.

Oil sales volumes were 21 thousand barrels and 9 thousand barrels during the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $75 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 379 thousand mcf and 430 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.47 per mcf during the three months ended June 30, 2011 compared to $4.44 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $8.7 million, a $2.5 million increase from the six months ended June 30, 2010.  The increase is attributable to the impact of the net change in average prices totaling $2.0 million, coupled with net increased sales volume totaling $0.6 million.

Oil sales volumes were 44 thousand barrels and 20 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $105 per barrel during the six months ended June 30, 2011 compared to $76 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 767 thousand mcf and 823 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.31 per mcf during the six months ended June 30, 2011 compared to $4.80 per mcf during the six months ended June 30, 2010.

The increase in oil volumes was primarily the result of the onset of production of the Liberty Project.  See “Overview” above for additional information.

Depletion and Amortization.   Depletion and amortization for the three and six months ended June 30, 2011 was $1.6 million and $2.7 million, respectively, a decrease of $0.2 million and $1.2 million from the three and six months ended June 30, 2010, respectively.  The decrease in the three month period resulted from a decrease in depletion rates totaling $0.5 million, partially offset by an increase in production volumes totaling $0.2 million.  The decrease in the six month period resulted from a decrease in depletion rates totaling $1.5 million, partially offset by an increase in production volumes totaling $0.3 million.  The decreases in average depletion rates were primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $44 thousand and $46 thousand during the three and six months ended June 30, 2011.  The Fund had credits to dry-hole costs of $0.1 million for each of the three and six months ended June 30, 2010.

Management Fees to Affiliate.   Management fees for each of the three months ended June 30, 2011 and 2010 were $0.3 million.  Management fees for each of the six months ended June 30, 2011 and 2010 were $0.6 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$321	$112	$651	$314
Workover expenses	153	167	159	226
Geological costs and other	-	18	-	52
	$474	$297	$810	$592

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.55 per mcfe and $0.57 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.22 per mcfe and $0.30 per mcfe during the three and six months ended June 30, 2010, respectively. Workover expenses during the three and six months ended June 30, 2011 and 2010 related to West Cameron 149, which required well maintenance.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$50	$53	$87	$90
Insurance expense	36	18	70	113
Trust fees and other	2	4	5	8
	$88	$75	$162	$211

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Other (Loss) Income.  Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$10	$11	$19	$21
Realized (losses) gains on derivative instruments	(104)	60	(70)	54
Unrealized (losses) gains on derivative instruments	(91)	(148)	(75)	29
	$(185)	$(77)	$(126)	$104

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $6.8 million, primarily related to revenue received of $8.8 million and derivative instrument settlements of $0.1 million, partially offset by operating expenses paid totaling $0.9 million, management fees of $0.6 million, the purchase of derivative instruments totaling $0.4 million and general and administrative expenses paid totaling $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $5.0 million, primarily related to revenue received of $6.3 million, partially offset by management fees of $0.6 million, operating expenses of $0.6 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $4.0 million, primarily related to the maturity of U.S. Treasury securities.

Cash flows used in investing activities for the six months ended June 30, 2010 were $5.5 million, primarily related to purchases of U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties totaling $3.0 million, inclusive of advances, partially offset by the maturity of U.S. Treasury securities totaling $2.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $7.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $5.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $3.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY V FUND, LLC
Dated:	August 4, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)