Form 10-Q
period 2012-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2012-10-30
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 30, 2012 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,864	$3,150
Short-term investments in marketable securities	-	3,000
Production receivable	667	1,445
Other current assets	65	98
Total current assets	4,596	7,693
Salvage fund	1,574	1,554
Oil and gas properties:
Unproved properties	3,572	2,087
Proved properties	30,493	30,488
Less: accumulated depletion and amortization	(26,371)	(25,282)
Total oil and gas properties, net	7,694	7,293
Total assets	$13,864	$16,540

Liabilities and Members' Capital
Current liabilities:
Due to operators	$352	$824
Accrued expenses	37	35
Total current liabilities	389	859
Asset retirement obligations	1,552	1,552
Total liabilities	1,941	2,411

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(6,089)	(5,178)
Retained earnings	5,209	4,468
Manager's total	(880)	(710)

Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(34,505)	(29,346)
Accumulated deficit	(20,023)	(23,146)
Shareholders' total	12,803	14,839
Total members' capital	11,923	14,129
Total liabilities and members' capital	$13,864	$16,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,772	$3,460	$6,863	$12,116

Expenses
Depletion and amortization	324	1,239	1,089	3,951
Dry-hole costs	9	26	7	(20)
Management fees to affiliate (Note 4)	295	295	885	923
Operating expenses	241	283	842	934
Workover expenses	(20)	291	(25)	450
General and administrative expenses	66	24	166	186
Total expenses	915	2,158	2,964	6,424
Income from operations	857	1,302	3,899	5,692
Other income (loss)	6	181	(35)	55
Net income	$863	$1,483	$3,864	$5,747

Manager Interest
Net income	$179	$398	$741	$1,409

Shareholder Interest
Net income	$684	$1,085	$3,123	$4,338
Net income per share	$1,333	$2,114	$6,086	$8,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$3,864	$5,747
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,089	3,951
Dry-hole costs	7	(20)
Derivative instrument loss (income)	57	(27)
Derivative instrument settlements	5	120
Changes in assets and liabilities:
Decrease in production receivable	778	533
Increase in other current assets	(29)	(405)
Decrease in due to operators	(189)	(130)
Increase (decrease) in accrued expenses	2	(24)
Net cash provided by operating activities	5,584	9,745

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(3)
(Expenditures) credits for capital investment properties	(1,780)	125
Investments in marketable securities	-	(2,999)
Proceeds from maturity of investments	3,000	4,000
Interest reinvested in salvage fund	(20)	(20)
Net cash provided by investing activities	1,200	1,103

Cash flows from financing activities
Distributions	(6,070)	(10,424)
Net cash used in financing activities	(6,070)	(10,424)
Net increase in cash and cash equivalents	714	424
Cash and cash equivalents, beginning of period	3,150	3,128
Cash and cash equivalents, end of period	$3,864	$3,552

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.9 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $0.4 million, respectively, related to capital expenditures for oil and gas properties.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(75)	$(57)	$(145)
Unrealized gains on derivative instruments	-	247	-	172
	$-	$172	$(57)	$27

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.3 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.9 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.2 million and $0.5 million, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $0.9 million and $1.6 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $21.7 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $21.8 million related to its investments in oil and gas properties, inclusive of $21.7 million to develop the Beta Project, of which $4.5 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $17.6 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$3,572	$25,228	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.
Producing Properties
Eugene Island 346/347 well #1	22.0%	$15,405	$15,515	Production commenced in 2008. Recompletion is planned for 2013 at an estimated cost of $0.1 million.
Liberty Project	5.0%	$5,593	$5,593	Production commenced in 2010.
West Cameron 149	25.0%	$4,989	$4,989	Production commenced in 2008. Well nearing the end of its productive life.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$1,772	$3,460	$6,863	$12,116

Expenses
Depletion and amortization	324	1,239	1,089	3,951
Dry-hole costs	9	26	7	(20)
Management fees to affiliate	295	295	885	923
Operating expenses	241	283	842	934
Workover expenses	(20)	291	(25)	450
General and administrative expenses	66	24	166	186
Total expenses	915	2,158	2,964	6,424
Income from operations	857	1,302	3,899	5,692
Other income (loss)	6	181	(35)	55
Net income	$863	$1,483	$3,864	$5,747

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	3	3	3	3
Total number of production days	196	323	619	841
Oil sales (in thousands of barrels)	13	18	43	61
Average oil price per barrel	$102	$104	$107	$104
Gas sales (in thousands of mcfs)	129	341	710	1,094
Average gas price per mcf	$2.92	$4.23	$2.44	$4.24

During the three and nine months September 30, 2012, the decreases in production days were primarily attributable to an increase in the number of non-productive days due to maintenance activities for the Eugene Island 346/347 well #1.  The decreases in oil and gas sales volumes were principally related to West Cameron 149, which is reaching the end of its productive life.  Additionally, the Fund’s remaining wells experienced natural declines in production.  For additional property discussion see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $1.8 million, a $1.7 million decrease from the three months ended September 30, 2011.  The decrease is attributable to decreased sales volume totaling $1.6 million coupled with the impact of the change in average prices totaling $0.2 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $6.9 million, a $5.3 million decrease from the nine months ended September 30, 2011.  The decrease is attributable to decreased sales volume totaling $4.0 million coupled with the impact of the change in average prices totaling $1.2 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2012 was $0.3 million, a decrease of $0.9 million from the three months ended September 30, 2011.  The decrease resulted from a decrease in production volumes totaling $0.7 million coupled with a decrease in average depletion rates totaling $0.2 million.  Depletion and amortization for the nine months ended September 30, 2012 was $1.1 million, a decrease of $2.9 million from the nine months ended September 30, 2011.  The decrease resulted from a decrease in average depletion rates totaling $1.5 million coupled with a decrease in production volumes totaling $1.4 million.  The decreases in average depletion rates were principally due to revisions to reserve estimates, principally attributable to the Liberty Project.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $9 thousand and $7 thousand during the three and nine months ended September 30, 2012, respectively.  The Fund recorded dry-hole costs of $26 thousand and credits to dry-hole costs of $20 thousand during the three and nine months ended September 30, 2011, respectively.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.3 million.  Management fees for each of the nine months ended September 30, 2012 and 2011 were $0.9 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$220	$283	$769	$934
Geological costs and other	21	-	73	-
	$241	$283	$842	$934

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.98 per mcfe and $0.73 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $0.58 per mcfe during each of the three and nine months ended September 30, 2011, respectively. Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expenses.  Workover expenses and credits, which were related primarily to West Cameron 149, represent costs to restore or stimulate production of existing reserves. The Fund recorded credits to workover expenses of $20 thousand and $25 thousand during the three and nine months ended September 30, 2012, respectively.  Workover expenses were $0.3 million and $0.5 million during the three and nine months ended September 30, 2011, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$39	$3	$105	$90
Insurance expense	27	21	59	91
Other	-	-	2	5
	$66	$24	$166	$186

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$6	$9	$22	$28
Realized losses on derivative instruments	-	(75)	(57)	(145)
Unrealized gains on derivative instruments	-	247	-	172
	$6	$181	$(35)	$55

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $5.6 million, primarily related to revenue received of $7.6 million, partially offset by operating expenses paid of $1.0 million, management fees of $0.9 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $9.7 million, primarily related to revenue received of $12.6 million and derivative instrument settlements of $0.1 million, partially offset by operating and workover expenses paid totaling $1.5 million, management fees of $0.9 million, the purchase of derivative instruments totaling $0.4 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2012 were $1.2 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $3.0 million, partially offset by capital expenditures for oil and gas properties of $1.8 million.

Cash flows provided by investing activities for the nine months ended September 30, 2011 were $1.1 million, primarily related to the maturity of U.S. Treasury securities totaling $4.0 million and net credits received on oil and gas properties totaling $0.1 million, partially offset by purchases of U.S. Treasury securities of $3.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $6.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $10.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $21.7 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2012, the Fund expects to spend an additional $21.8 million related to its investments in oil and gas properties, inclusive of $21.7 million to develop the Beta Project, of which $4.5 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $17.6 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	October 30, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)