Form 10-Q
period 2013-03-31
RIDGEWOOD ENERGY V FUND LLC
filed 2013-05-09
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of May 9, 2013 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,789	$4,083
Production receivable	399	649
Other current assets	24	45
Total current assets	5,212	4,777
Salvage fund	1,582	1,580
Other assets	953	1,003
Oil and gas properties:
Proved properties	33,568	33,528
Less: accumulated depletion and amortization	(28,571)	(28,408)
Total oil and gas properties, net	4,997	5,120
Total assets	$12,744	$12,480

Liabilities and Members' Capital
Current liabilities:
Due to operators	$518	$647
Accrued expenses	39	40
Total current liabilities	557	687
Asset retirement obligations	1,585	1,585
Total liabilities	2,142	2,272

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(6,241)	(6,188)
Retained earnings	5,477	5,340
Manager's total	(764)	(848)

Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(35,366)	(35,066)
Accumulated deficit	(20,599)	(21,209)
Shareholders' total	11,366	11,056
Total members' capital	10,602	10,208
Total liabilities and members' capital	$12,744	$12,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Oil and gas revenue	$1,436	$3,066

Expenses
Depletion and amortization	163	440
Management fees to affiliate (Note 3)	258	295
Operating expenses	203	338
General and administrative expenses	67	47
Total expenses	691	1,120
Income from operations	745	1,946
Other income (loss)	2	(49)
Net income	$747	$1,897

Manager Interest
Net income	$137	$352

Shareholder Interest
Net income	$610	$1,545
Net income per share	$1,188	$3,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$747	$1,897
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	163	440
Derivative instrument loss	-	57
Derivative instrument settlements	-	5
Changes in assets and liabilities:
Decrease in production receivable	250	264
Decrease in other current assets	22	18
Decrease in due to operators	(40)	(99)
(Decrease) increase in accrued expenses	(1)	2
Net cash provided by operating activities	1,141	2,584

Cash flows from investing activities
Capital expenditures for oil and gas properties	(80)	(383)
Proceeds from maturity of investments	-	3,000
Interest reinvested in salvage fund	(2)	(7)
Net cash (used in) provided by investing activities	(82)	2,610

Cash flows from financing activities
Distributions	(353)	(2,605)
Net cash used in financing activities	(353)	(2,605)

Net increase in cash and cash equivalents	706	2,589
Cash and cash equivalents, beginning of period	4,083	3,150
Cash and cash equivalents, end of period	$4,789	$5,739

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3, 4 and 5.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2012 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and salvage fund approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2013, the Fund’s bank balances exceeded federally insured limits by $5.1 million, of which $0.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  At March 31, 2013 and December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million and $1.5 million, respectively.  The held-to-maturity investments at March 31, 2013 mature in June 2013.  The held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.   There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the credit agreement such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At March 31, 2013 and December 31, 2012, $1.0 million of debt discounts and deferred financing costs were unamortized.  Amortization expense was $50 thousand during the three months ended March 31, 2013.  There was no amortization expense during the three months ended March 31, 2012.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, will be eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.3 million and $0.4 million, respectively, related to capital expenditures for oil and gas properties.

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

The Fund had no derivative contracts during the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $42 thousand and unrealized losses of $15 thousand.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2013 and 2012 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three months ended March 31, 2013 and 2012 were $0.1 million and $0.4 million, respectively.

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

4.           Credit Agreement – Beta Project Financing

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

As of March 31, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $13.6 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.0 million, which will be amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At March 31, 2013 and December 31, 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $1.0 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at March 31, 2013.

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the below estimates.

As of March 31, 2013, the Fund expects to spend an additional $22.4 million related to its investments in oil and gas properties, inclusive of $22.3 million to develop the Beta Project, of which $3.5 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $17.8 million at March 31, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2012 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2013	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$4,010	$26,263	Well deemed to be a discovery in February 2012. Expected to commence production in 2016.
Producing Properties
Eugene Island 346/347 well #1	22.0%	$15,404	$15,514	Production commenced in 2008. Well is currently not producing; awaiting recompletion, which is planned for second quarter 2013 at an estimated cost of $0.1 million.
Liberty Project	5.0%	$5,593	$5,643	Production commenced in 2010. Well was shut-in for several weeks due to a pipeline issue during late-March/early April 2013. Recompletion is planned for 2014 at an estimated cost of $50 thousand.
West Cameron 149	25.0%	$4,989	$4,989	Production commenced in 2008. Well nearing the end of its productive life.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$1,436	$3,066

Expenses
Depletion and amortization	163	440
Management fees to affiliate	258	295
Operating expenses	203	338
General and administrative expenses	67	47
Total expenses	691	1,120
Income from operations	745	1,946
Other income (loss)	2	(49)
Net income	$747	$1,897

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Number of wells producing	3	3
Total number of production days	147	234
Oil sales (in thousands of barrels)	12	17
Average oil price per barrel	$109	$112
Gas sales (in thousands of mcfs)	43	365
Average gas price per mcf	$4.37	$2.52

The decreases in production days and sales volumes were principally related to natural declines in production for West Cameron 149, which is nearing the end of its productive life, and to Eugene Island 346/347 well #1 and the Liberty Project, which were shut-in during the three months ended March 31, 2013.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2013 was $1.4 million, a decrease of $1.6 million from the three months ended March 31, 2012.  The decrease is principally attributable to decreased sales volumes totaling $1.6 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2013 was $0.2 million, a decrease of $0.3 million from the three months ended March 31, 2012.  The decrease resulted from a decrease in production volumes totaling $0.3 million, partially offset by an increase in average depletion rates totaling $0.1 million.  The increase in average depletion rates was principally attributable to the decreased production for West Cameron 149, which has lower cost reserves.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2013 and 2012 were $0.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Lease operating expense	$191	$296
Geological costs and other	12	42
	$203	$338

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $10.18 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2013 compared to $3.48 per BOE during the three months ended March 31, 2012.  Geological costs, which were related primarily to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Accounting and professional fees	$47	$24
Insurance expense	20	21
Other	-	2
	$67	$47

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three months ended March 31, 2013 and 2012 is detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Interest income	$2	$8
Realized losses on derivative instruments	-	(42)
Unrealized losses on derivative instruments	-	(15)
	$2	$(49)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2013 were $1.1 million, primarily related to revenue received of $1.7 million, partially offset by management fees of $0.3 million, and operating expenses paid of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $2.6 million, primarily related to revenue received of $3.3 million, partially offset by operating expenses paid of $0.4 million and management fees of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2013 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2012 were $2.6 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $3.0 million, partially offset by capital expenditures for oil and gas properties of $0.4 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2013 were $0.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2012 were $2.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $22.3 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of March 31, 2013, the Fund expects to spend an additional $22.4 million related to its investments in oil and gas properties, inclusive of $22.3 million to develop the Beta Project, of which $3.5 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $17.8 million at March 31, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $13.6 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2013, the Fund had no borrowings under this credit agreement.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. Finally, the Lenders obligation to make the Loan is subject to customary conditions precedent including the delivery to Lenders of effective corporate organizational documents, pro forma financial statements, evidence of defensible title to the Beta Project and the payment of fees.  The Fund believes it is in compliance with all covenants under the Credit Agreement at March 31, 2013.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	May 9, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)