Form 10-Q
period 2013-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2013-08-06
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
 Yes ☐     No ☒

As of August 6, 2013 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,640	$4,083
Production receivable	193	649
Other current assets	3	45
Total current assets	4,836	4,777
Salvage fund	1,581	1,580
Other assets	903	1,003
Oil and gas properties:
Proved properties	34,563	33,528
Less: accumulated depletion and amortization	(28,684)	(28,408)
Total oil and gas properties, net	5,879	5,120
Total assets	$13,199	$12,480

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,049	$647
Accrued expenses	31	40
Total current liabilities	1,080	687
Asset retirement obligations	1,585	1,585
Total liabilities	2,665	2,272

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(6,277)	(6,188)
Retained earnings	5,519	5,340
Manager's total	(758)	(848)

Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(35,570)	(35,066)
Accumulated deficit	(20,469)	(21,209)
Shareholders' total	11,292	11,056
Total members' capital	10,534	10,208
Total liabilities and members' capital	$13,199	$12,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$748	$2,025	$2,184	$5,091

Expenses
Depletion and amortization	113	325	276	765
Management fees to affiliate (Note 3)	257	295	515	590
Operating expenses	137	256	340	594
General and administrative expenses	69	53	136	100
Total expenses	576	929	1,267	2,049
Income from operations	172	1,096	917	3,042
Other income (loss)	-	8	2	(41)
Net income	$172	$1,104	$919	$3,001

Manager Interest
Net income	$42	$210	$179	$562

Shareholder Interest
Net income	$130	$894	$740	$2,439
Net income per share	$252	$1,741	$1,440	$4,752

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$919	$3,001
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	276	765
Derivative instrument loss	-	57
Derivative instrument settlements	-	5
Changes in assets and liabilities:
Decrease in production receivable	456	737
Decrease in other current assets	42	34
Decrease in due to operators	(72)	(148)
Decrease in accrued expenses	(9)	(12)
Net cash provided by operating activities	1,612	4,439

Cash flows from investing activities
Capital expenditures for oil and gas properties	(461)	(1,729)
Proceeds from maturity of investments	-	3,000
Interest reinvested in salvage fund	(1)	(13)
Net cash (used in) provided by investing activities	(462)	1,258

Cash flows from financing activities
Distributions	(593)	(4,639)
Net cash used in financing activities	(593)	(4,639)

Net increase in cash and cash equivalents	557	1,058
Cash and cash equivalents, beginning of period	4,083	3,150
Cash and cash equivalents, end of period	$4,640	$4,208

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2013, the Fund’s bank balances exceeded federally insured limits by $6.0 million, of which $1.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations.  At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that were classified as held-to-maturity of $1.5 million, which matured in June 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.   There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the credit agreement such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2013 and December 31, 2012, $0.9 million and $1.0 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $50 thousand and $0.1 million during the three and six months ended June 30, 2013, respectively.  There was no amortization expense during the three and six months ended June 30, 2012.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.9 million and $0.4 million, respectively, related to capital expenditures for oil and gas properties.

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

The Fund had no derivative contracts during the three and six months ended June 30, 2013.  For the three months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $15 thousand and unrealized gains of $15 thousand.  For the six months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $57 thousand.

3.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2013 were $0.3 million and $0.5 million, respectively.  Management fees for the three and six months ended June 30, 2012 were $0.3 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2013 were $36 thousand and $0.1 million, respectively.  Distributions paid to the Manager for the three and six months ended June 30, 2012 were $0.3 million and $0.7 million, respectively.

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

As of June 30, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $13.6 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.0 million, which will be amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At June 30, 2013 and December 31, 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $0.9 million and $1.0 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at June 30, 2013.

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

As of June 30, 2013, the Fund expects to spend an additional $23.3 million related to its investments in oil and gas properties, inclusive of $23.1 million to develop the Beta Project, of which $4.1 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $19.5 million at June 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2013	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$4,960	$28,055	Well deemed to be a discovery in February 2012. Expected to commence production in 2016.
Producing Properties
Eugene Island 346/347 well #1	22.0%	$15,404	$15,514	Production commenced in 2008. Well is currently producing at nominal rates; awaiting recompletion, which is expected in 2013 at an estimated cost of $0.1 million.
Liberty Project	5.0%	$5,587	$5,637
Production commenced in 2010. Well was shut-in for several weeks due to a third-party pipeline issue during late-March/early April 2013.  Recompletion is planned for 2014 at an estimated cost of  $50 thousand.

West Cameron 149	25.0%	$4,989	$4,989	Production commenced in 2008. Well nearing the end of its productive life.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$748	$2,025	$2,184	$5,091

Expenses
Depletion and amortization	113	325	276	765
Management fees to affiliate	257	295	515	590
Operating expenses	137	256	340	594
General and administrative expenses	69	53	136	100
Total expenses	576	929	1,267	2,049
Income from operations	172	1,096	917	3,042
Other income (loss)	-	8	2	(41)
Net income	$172	$1,104	$919	$3,001

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Number of wells producing	2	3	3	3
Total number of production days	133	189	280	423
Oil sales (in thousands of barrels)	6	13	18	30
Average oil price per barrel	$104	$107	$107	$109
Gas sales (in thousands of mcfs)	20	226	64	580
Average gas price per mcf	$4.77	$2.26	$4.17	$2.38

The decreases in production days and sales volumes were principally related to natural declines in production for West Cameron 149, which is nearing the end of its productive life, and to Eugene Island 346/347 well #1 and the Liberty Project, which were shut-in for varying periods during the six months ended June 30, 2013.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2013 was $0.7 million, a decrease of $1.3 million from the three months ended June 30, 2012.  The decrease is attributable to decreased sales volumes totaling $1.4 million, partially offset by the impact of the change in average prices totaling $0.1 million. Oil and gas revenue for the six months ended June 30, 2013 was $2.2 million, a decrease of $2.9 million from the six months ended June 30, 2012.  The decrease is attributable to decreased sales volumes totaling $3.0 million, partially offset by the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2013 was $0.1 million, a decrease of $0.2 million from the three months ended June 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.3 million, partially offset by an increase in average depletion rates totaling $0.1 million.  Depletion and amortization for the six months ended June 30, 2013 was $0.3 million, a decrease of $0.5 million from the six months ended June 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.6 million, partially offset by an increase in average depletion rates totaling $0.1 million.  The increase in average depletion rates was principally attributable to the decreased production for West Cameron 149, which has lower cost reserves.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2013 and 2012 were $0.3 million.  Management fees for the six months ended June 30, 2013 and 2012 were $0.5 million and $0.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$91	$253	$282	$549
Workover expense	40	1	40	(5)
Geological costs and other	6	2	18	50
	$137	$256	$340	$594

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $9.42 per barrel of oil equivalent (“BOE”) and $9.79 per BOE during the three and six months ended June 30, 2013, respectively, compared to $4.56 per BOE and $3.96 per BOE during the three and six months ended June 30, 2012, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the three and six months ended June 30, 2013, workover expense related to the Liberty Project.  During the three and six months ended June 30, 2012, workover expense related primarily to West Cameron 149.  Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accounting and professional fees	$41	$42	$88	$66
Insurance expense	27	11	47	32
Other	1	-	1	2
	$69	$53	$136	$100

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2013 and 2012 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$-	$8	$2	$16
Realized losses on derivative instruments	-	(15)	-	(57)
Unrealized gains on derivative instruments	-	15	-	-
	$-	$8	$2	$(41)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2013 were $1.6 million, primarily related to revenue received of $2.6 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2012 were $4.4 million, primarily related to revenue received of $5.8 million, partially offset by operating expenses paid of $0.7 million, management fees of $0.6 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2013 were $0.5 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the six months ended June 30, 2012 were $1.3 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $3.0 million, partially offset by capital expenditures for oil and gas properties of $1.7 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2013 were $0.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2012 were $4.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $23.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of June 30, 2013, the Fund expects to spend an additional $23.3 million related to its investments in oil and gas properties, inclusive of $23.1 million to develop the Beta Project, of which $4.1 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $19.5 million at June 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $13.6 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2013, the Fund had no borrowings under this credit agreement.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. Finally, the Lenders obligation to make the Loan is subject to customary conditions precedent including the delivery to Lenders of effective corporate organizational documents, pro forma financial statements, evidence of defensible title to the Beta Project and the payment of fees.  The Fund believes it is in compliance with all covenants under the Credit Agreement at June 30, 2013.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                   CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY V FUND, LLC

Dated:	August 6, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)