Form 10-Q
period 2013-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2013-11-05
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
 Yes ☐     No ☒

As of November 5, 2013 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,331	$4,083
Production receivable	164	649
Other current assets	36	45
Total current assets	4,531	4,777
Salvage fund	970	1,580
Other assets	853	1,003
Oil and gas properties:
Proved properties	34,646	33,528
Less: accumulated depletion and amortization	(28,824)	(28,408)
Total oil and gas properties, net	5,822	5,120
Total assets	$12,176	$12,480

Liabilities and Members' Capital
Current liabilities:
Due to operators	$530	$647
Accrued expenses	35	40
Total current liabilities	565	687
Asset retirement obligations	1,585	1,585
Total liabilities	2,150	2,272

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(6,293)	(6,188)
Retained earnings	5,565	5,340
Manager's total	(728)	(848)

Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(35,659)	(35,066)
Accumulated deficit	(20,918)	(21,209)
Shareholders' total	10,754	11,056
Total members' capital	10,026	10,208
Total liabilities and members' capital	$12,176	$12,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$770	$1,772	$2,954	$6,863

Expenses
Depletion and amortization	140	324	416	1,089
Dry-hole costs	610	9	611	7
Management fees to affiliate (Note 3)	258	295	773	885
Operating expenses	125	221	464	817
General and administrative expenses	40	66	176	166
Total expenses	1,173	915	2,440	2,964
(Loss) income from operations	(403)	857	514	3,899
Other income (loss)	-	6	2	(35)
Net (loss) income	$(403)	$863	$516	$3,864

Manager Interest
Net income	$46	$179	$225	$741

Shareholder Interest
Net (loss) income	$(449)	$684	$291	$3,123
Net (loss) income per share	$(873)	$1,333	$567	$6,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$516	$3,864
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	416	1,089
Dry-hole costs	611	7
Derivative instrument loss	-	57
Derivative instrument settlements	-	5
Changes in assets and liabilities:
Decrease in production receivable	485	778
Decrease (increase) in other current assets	9	(29)
Decrease in due to operators	(123)	(189)
(Decrease) increase in accrued expenses	(5)	2
Net cash provided by operating activities	1,909	5,584

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,573)	(1,780)
Proceeds from maturity of investments	-	3,000
Proceeds from (investments in) salvage fund, net	610	(20)
Net cash (used in) provided by investing activities	(963)	1,200

Cash flows from financing activities
Distributions	(698)	(6,070)
Net cash used in financing activities	(698)	(6,070)

Net increase in cash and cash equivalents	248	714
Cash and cash equivalents, beginning of period	4,083	3,150
Cash and cash equivalents, end of period	$4,331	$3,864

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2013, the Fund’s bank balances exceeded federally insured limits by $5.2 million, of which $1.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the credit agreement such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At September 30, 2013 and December 31, 2012, $0.9 million and $1.0 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $50 thousand and $0.2 million during the three and nine months ended September 30, 2013, respectively.  There was no amortization expense during the three and nine months ended September 30, 2012.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Dry-hole costs during the three and nine months ended September 30, 2013 were principally related to additional costs for Mississippi Canyon 489/490.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At September 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.4 million related to capital expenditures for oil and gas properties.

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

The Fund had no derivative contracts during the three and nine months ended September 30, 2013 and during the three months ended September 30, 2012. For the nine months ended September 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $57 thousand.

3.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2013 were $0.3 million and $0.8 million, respectively.  Management fees for the three and nine months ended September 30, 2012 were $0.3 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $16 thousand and $0.1 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2012 were $0.2 million and $0.9 million, respectively.

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

As of September 30, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $13.6 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.0 million, which will be amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At September 30, 2013 and December 31, 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $0.9 million and $1.0 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at September 30, 2013.

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

As of September 30, 2013, the Fund expects to spend an additional $22.3 million related to its investments in oil and gas properties, inclusive of $22.1 million to develop the Beta Project, of which $5.0 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $18.3 million at September 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of projects, including ongoing management, administrative and advisory services.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2013	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$4,993	$27,105	Well deemed to be a discovery in February 2012. Expected to commence production in 2016.
Producing Properties
Eugene Island 346/347 well #1	22.0%	$15,404	$15,514	Production commenced in 2008. Well is currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $110 thousand.

Liberty Project	5.0%	$5,587	$5,637
Production commenced in 2010. Well was shut-in for several weeks during the first and third quarters of 2013 due to repairs and maintenance and storm activity.  Recompletion is planned for 2014 at an estimated cost of  $50 thousand.

West Cameron 149	25.0%	$4,989	$4,989	Production commenced in 2008. Well reached the end of its productive life in 2012 and is currently expected to be plugged and abandoned in 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$770	$1,772	$2,954	$6,863

Expenses
Depletion and amortization	140	324	416	1,089
Dry-hole costs	610	9	611	7
Management fees to affiliate	258	295	773	885
Operating expenses	125	221	464	817
General and administrative expenses	40	66	176	166
Total expenses	1,173	915	2,440	2,964
(Loss) income from operations	(403)	857	514	3,899
Other income (loss)	-	6	2	(35)
Net (loss) income	$(403)	$863	$516	$3,864

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Number of wells producing	2	3	3	3
Total number of production days	209	196	489	619
Oil sales (in thousands of barrels)	6	13	24	43
Average oil price per barrel	$107	$102	$107	$107
Gas sales (in thousands of mcfs)	25	129	92	710
Average gas price per mcf	$4.44	$2.92	$4.09	$2.44

The increase in production days during the three months ended September 30, 2013 was primarily related to a decrease in the number of non-productive days related to maintenance activities, partially offset by West Cameron 149, which has reached the end of its productive life.  The decrease in production days during the nine months ended September 30, 2013 was related to Eugene Island 346/347 well #1 and the Liberty Project, which were shut-in for varying periods during the nine months ended September 30, 2013, coupled with West Cameron 149.  The decreases in sales volumes were principally related to West Cameron 149 and the Liberty Project.   See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2013 was $0.8 million, a decrease of $1.0 million from the three months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $1.0 million, partially offset by the impact of the change in average prices totaling $0.1 million. Oil and gas revenue for the nine months ended September 30, 2013 was $3.0 million, a decrease of $3.9 million from the nine months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $4.0 million, partially offset by the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2013 was $0.1 million, a decrease of $0.2 million from the three months ended September 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  Depletion and amortization for the nine months ended September 30, 2013 was $0.4 million, a decrease of $0.7 million from the nine months ended September 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.8 million, partially offset by an increase in average depletion rates totaling $0.2 million.  The increase in average depletion rates was principally attributable to the composite of productive wells.  See “Overview” above for additional information.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs were $0.6 million during each of the three and nine months ended September 30, 2013, which related primarily to Mississippi Canyon 489/490.  Dry-hole costs were $9 thousand and $7 thousand during the three and nine months ended September 30, 2012, respectively.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2013 and 2012 were $0.3 million.  Management fees for the nine months ended September 30, 2013 and 2012 were $0.8 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$107	$220	$389	$769
Workover expense	9	(20)	49	(25)
Geological costs	9	21	26	73
	$125	$221	$464	$817

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $10.39 per barrel of oil equivalent (“BOE”) and $9.84 per BOE during the three and nine months ended September 30, 2013, respectively, compared to $5.88 per BOE and $4.38 per BOE during the three and nine months ended September 30, 2012, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the three and nine months ended September 30, 2013, workover expense related to the Liberty Project.  During the three and nine months ended September 30, 2012, credits to workover expense related to West Cameron 149.  Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Accounting and professional fees	$25	$39	$113	$105
Insurance expense	13	27	60	59
Other	2	-	3	2
	$40	$66	$176	$166

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$-	$6	$2	$22
Realized losses on derivative instruments	-	-	-	(57)
	$-	$6	$2	$(35)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2013 were $1.9 million, primarily related to revenue received of $3.4 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.6 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2012 were $5.6 million, primarily related to revenue received of $7.6 million, partially offset by operating expenses paid of $1.0 million, management fees of $0.9 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2013 were $1.0 million, primarily related to capital expenditures for oil and gas properties of $1.6 million, partially offset by net proceeds from the salvage fund of $0.6 million.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were $1.2 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $3.0 million, partially offset by capital expenditures for oil and gas properties of $1.8 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2013 were $0.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2012 were $6.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $22.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2013, the Fund expects to spend an additional $22.3 million related to its investments in oil and gas properties, inclusive of $22.1 million to develop the Beta Project, of which $5.0 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $18.3 million at September 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $13.6 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2013, the Fund had no borrowings under this credit agreement.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events that constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. Finally, the Lenders obligation to make the Loan is subject to customary conditions precedent including the delivery to Lenders of effective corporate organizational documents, pro forma financial statements, evidence of defensible title to the Beta Project and the payment of fees.  The Fund believes it is in compliance with all covenants under the Credit Agreement at September 30, 2013.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                     CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	November 5, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)