Form 10-Q
period 2014-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2014-10-28
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 28, 2014 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,001	$3,850
Production receivable	253	255
Other current assets	32	24
Total current assets	1,286	4,129
Salvage fund	2,363	970
Other assets	652	802
Oil and gas properties:
Proved properties	30,039	28,390
Equipment and facilities - in progress	6,182	2,763
Less: accumulated depletion, depreciation and amortization	(24,088)	(23,616)
Total oil and gas properties, net	12,133	7,537
Total assets	$16,434	$13,438

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,484	$1,211
Accrued expenses	33	40
Total current liabilities	1,517	1,251
Asset retirement obligations	2,241	2,241
Long-term borrowings	1,700	-
Other liabilities	31	-
Total liabilities	5,489	3,492

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(6,300)	(6,300)
Retained earnings	5,828	5,607
Manager's total	(472)	(693)

Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(35,699)	(35,699)
Accumulated deficit	(20,215)	(20,993)
Shareholders' total	11,417	10,639
Total members' capital	10,945	9,946
Total liabilities and members' capital	$16,434	$13,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$884	$770	$2,903	$2,954

Expenses
Depletion, depreciation and amortization	163	140	474	416
Dry-hole costs	10	610	19	611
Management fees to affiliate (Note 2)	254	258	761	773
Operating expenses	174	125	520	464
General and administrative expenses	41	40	133	176
Total expenses	642	1,173	1,907	2,440
Income (loss) from operations	242	(403)	996	514
Interest income	1	-	3	2
Net income (loss)	$243	$(403)	$999	$516

Manager Interest
Net income	$62	$46	$221	$225

Shareholder Interest
Net income (loss)	$181	$(449)	$778	$291
Net income (loss) per share	$353	$(873)	$1,516	$567

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$999	$516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	474	416
Dry-hole costs	19	611
Changes in assets and liabilities:
Decrease in production receivable	2	485
(Increase) decrease in other current assets	(8)	9
Increase (decrease) in due to operators	21	(123)
Decrease in accrued expenses	(7)	(5)
Net cash provided by operating activities	1,500	1,909

Cash flows from investing activities
Capital expenditures for oil and gas properties	(4,656)	(1,573)
(Investments in) proceeds from salvage fund, net	(1,393)	610
Net cash used in investing activities	(6,049)	(963)

Cash flows from financing activities
Long-term borrowings	1,700	-
Distributions	-	(698)
Net cash provided by (used in) financing activities	1,700	(698)

Net (decrease) increase in cash and cash equivalents	(2,849)	248
Cash and cash equivalents, beginning of period	3,850	4,083
Cash and cash equivalents, end of period	$1,001	$4,331

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances, which were maintained at Wells Fargo Bank, N.A, exceeded federally insured limits by $3.1 million.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At September 30, 2014 and December 31, 2013, $0.7 million and $0.8 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $50 thousand for each of the three months ended September 30, 2014 and 2013.  Amortization expense was $0.2 million for each of the nine months ended September 30, 2014 and 2013.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.3 million and $1.1 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.3 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three and nine months ended September 30, 2014.  Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $16 thousand and $0.1 million, respectively.

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

The Fund anticipates it will borrow approximately $13.6 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of September 30, 2014, the Fund had borrowings of $1.7 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  During the three and nine months ended September 30, 2014, interest costs of $27 thousand and $31 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three and nine months ended September 30, 2013.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $1.0 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $19.1 million, of which $4.3 million is expected to be spent during the next twelve months. These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.6 million and projected interest costs of $3.5 million for the Beta Project, exceed available working capital and salvage fund by $16.9 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million, of which the Fund has borrowed $1.7 million at September 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Non-producing Property
Beta Project	3.0%	$11,248	$27,820	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Eugene Island 346/347 wells #1 & #2	22.0%	$18,469	$19,712	Production commenced in 2008. Wells are currently producing at nominal rates. Recompletion is planned for 2015.

Liberty Project	5.0%	$5,587	$6,287	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$884	$770	$2,903	$2,954

Expenses
Depletion, depreciation and amortization	163	140	474	416
Dry-hole costs	10	610	19	611
Management fees to affiliate	254	258	761	773
Operating expenses	174	125	520	464
General and administrative expenses	41	40	133	176
Total expenses	642	1,173	1,907	2,440
Income (loss) from operations	242	(403)	996	514
Interest income	1	-	3	2
Net income (loss)	$243	$(403)	$999	$516

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	3	2	3	3
Total number of production days	195	209	553	489
Oil sales (in thousands of barrels)	8	6	25	24
Average oil price per barrel	$95	$107	$99	$107
Gas sales (in thousands of mcfs)	23	25	78	92
Average gas price per mcf	$4.70	$4.44	$4.74	$4.09

The number of wells producing and total number of production days during the three and nine months ended September 30, 2014 were impacted by Eugene Island 346/347 well #2, which resumed production, although at nominal rates, and by West Cameron 149, which reached the end of its productive life during the year ended December 31, 2013.  The increases in oil sales volume were primarily due to increased production from Eugene Island 346/347 well #1 and the Liberty Project.  The decreases in gas sales volume were primarily due to natural declines in production and West Cameron 149.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $0.9 million, an increase of $0.1 million from the three months ended September 30, 2013.  The increase was primarily attributable to increased sales volume.  Oil and gas revenue for the nine months ended September 30, 2014 was $2.9 million, a decrease of $0.1 million from the nine months ended September 30, 2013.  The decrease was primarily attributable to the impact of the change in average prices.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.2 million, an increase of $23 thousand from the three months ended September 30, 2013.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $0.5 million, an increase of $58 thousand from the nine months ended September 30, 2013.  See “Overview” above for additional information.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs were $10 thousand and $19 thousand during the three and nine months ended September 30, 2014, respectively.  Dry-hole costs were $0.6 million during each of the three and nine months ended September 30, 2013.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2014 and 2013 were $0.3 million.  Management fees for each of the nine months ended September 30, 2014 and 2013 were $0.8 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$166	$107	$502	$389
Geological costs	8	9	18	26
Workover expense	-	9	-	49
	$174	$125	$520	$464

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $14.35 per barrel of oil equivalent (“BOE”) and $13.12 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $10.39 per BOE and $9.84 per BOE during the three and nine months ended September 30, 2013, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$31	$25	$92	$113
Insurance expense	10	13	39	60
Other	-	2	2	3
	$41	$40	$133	$176

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $1.5 million, primarily related to revenue received of $2.9 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.5 million, and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $1.9 million, primarily related to revenue received of $3.4 million, partially offset by management fees of $0.8 million, operating expenses paid of $0.6 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $6.0 million, primarily related to capital expenditures for oil and gas properties of $4.7 million and investments in the salvage fund of $1.4 million.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $1.0 million, primarily related to capital expenditures for oil and gas properties of $1.6 million, partially offset by net proceeds from the salvage fund of $0.6 million.

Financing Cash Flows
Cash flows provided by financing activities for the nine months ended September 30, 2014 were $1.7 million, related to proceeds from long-term borrowings.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $0.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $16.6 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $19.1 million, of which $4.3 million is expected to be spent during the next twelve months.  These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.6 million and projected interest costs of $3.5 million for the Beta Project, exceed available working capital and salvage fund by $16.9 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $13.6 million, of which the Fund has borrowed $1.7 million at September 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $13.6 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2014, the Fund had borrowed $1.7 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	October 28, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)