Form 10-Q
period 2016-03-31
RIDGEWOOD ENERGY V FUND LLC
filed 2016-05-12
CIK 1385662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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
 Yes ☐     No ☒

As of May 12, 2016 the Fund had 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,715	$4,122
Production receivable	69	73
Salvage fund	-	285
Total current assets	3,784	4,480
Salvage fund	2,528	2,242
Oil and gas properties:
Proved properties	45,452	44,651
Less: accumulated depletion and amortization	(25,265)	(25,191)
Total oil and gas properties, net	20,187	19,460
Total assets	$26,499	$26,182

Liabilities and Members' Capital
Current liabilities:
Due to operators	$548	$333
Accrued expenses	938	722
Asset retirement obligations	-	285
Current portion of long-term borrowings	226	11
Total current liabilities	1,712	1,351
Long-term borrowings	12,273	12,438
Asset retirement obligations	3,082	2,797
Total liabilities	17,067	16,586
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,415)	(6,415)
Retained earnings	5,853	5,867
Manager's total	(562)	(548)
Shareholders:
Capital contributions (850 shares authorized;
513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(36,350)	(36,350)
Accumulated deficit	(20,987)	(20,837)
Shareholders' total	9,994	10,144
Total members' capital	9,432	9,596
Total liabilities and members' capital	$26,499	$26,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue
Oil and gas revenue	$80	$504
Expenses
Depletion and amortization	18	73
Impairment of oil and gas properties	56	-
Management fees to affiliate (Note 2)	-	259
Operating expenses	118	187
General and administrative expenses	53	35
Total expenses	245	554
Loss from operations	(165)	(50)
Interest income	1	1
Net loss	$(164)	$(49)

Manager Interest
Net (loss) income	$(14)	$3

Shareholder Interest
Net loss	$(150)	$(52)
Net loss per share	$(293)	$(101)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(164)	$(49)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	18	73
Impairment of oil and gas properties	56	-
Changes in assets and liabilities:
Decrease in production receivable	4	327
Decrease in other current assets	-	11
Increase (decrease) in due to operators	51	(3)
Decrease in accrued expenses	(50)	-
Net cash (used in) provided by operating activities	(85)	359

Cash flows from investing activities
Capital expenditures for oil and gas properties	(321)	(919)
Investments in salvage fund	(1)	-
Net cash used in investing activities	(322)	(919)

Cash flows from financing activities
Long-term borrowings	-	1,650
Distributions	-	(248)
Net cash provided by financing activities	-	1,402

Net (decrease) increase in cash and cash equivalents	(407)	842
Cash and cash equivalents, beginning of period	4,122	1,168
Cash and cash equivalents, end of period	$3,715	$2,010

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2015 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt. During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015 related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.4 million at March 31, 2016 and at December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.  Amortization expense was $50 thousand for each of the three months ended March 31, 2016 and 2015. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Insurance expense related to operating wells of $10 thousand has been reclassified from “General and administrative expenses” in the Fund’s statement of operations for the three months ended March 31, 2015 to “Operating expenses” to correct prior period presentation.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2016 and December 31, 2015, amounts recorded in due to operators totaling $0.3 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. During the three months ended March 31, 2016, the Fund recorded impairments of oil and gas properties of $56 thousand, which represented the carrying value of the Eugene Island 346/347 Project.  The impairment was primarily attributable to declines in future oil and gas prices.  There were no impairments of oil and gas properties during the three months ended March 31, 2015.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2013 through 2015 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund adopted the accounting guidance in first quarter 2016, resulting in a one-time reclassification of $0.4 million of unamortized debt discounts and deferred financing costs from "Other assets" to "Long-term borrowings" on the balance sheet as of December 31, 2015. Long-term borrowings are presented net of $0.4 million of unamortized debt discounts and deferred financing costs as of March 31, 2016. The adoption of these pronouncements did not impact the Fund’s results of operations or cash flows.

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Effective October 1, 2015, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses.  Management reimbursement costs during the three months ended March 31, 2016 were $20 thousand.  Management fees for the three months ended March 31, 2015 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions for the three months ended March 31, 2016 and 2015.

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

3.           Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provides for an aggregate loan commitment to the Fund of approximately $13.6 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. Certain other funds managed by Ridgewood (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Funds. The Manager serves as the manager for each of the Ridgewood Participating Funds.

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

As of March 31, 2016 and December 31, 2015, the Fund had borrowings of $12.9 million, under the Credit Agreement.  During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015, related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.4 million at March 31, 2016 and December 31, 2015, are presented as a reduction of “Long-term borrowings” on the balance sheets.  As of March 31, 2016 and December 31, 2015, interest costs of $0.9 million and $0.6 million, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Accrued expenses” at March 31, 2016 and December 31, 2015.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at March 31, 2016 and December 31, 2015.

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $8.2 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure.

As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $11.2 million (which include asset retirement obligations for the Fund’s projects of $4.1 million and projected interest costs of $0.3 million for the Beta Project), of which $5.1 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $6.6 million at March 31, 2016.  The Fund has entered into the Credit Agreement to provide capital for funding of the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital requirements, the Fund may borrow from the Manager to accommodate its short-term capital requirements.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2016 and December 31, 2015, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2015 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on November 21, 2006 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).  The Fund’s investments in oil and natural gas properties is complete and the balance of the Fund’s capital has been fully allocated to complete such projects.  The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest.

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  Effective October 1, 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2016	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$19,162	$27,340
The Beta Project is expected to include the development of four wells. Well #1 is expected to commence production in third quarter 2016. Well #2 is expected to commence production in fourth quarter 2016. Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $6.8 million for additional development costs and $1.4 million for asset retirement obligations.

Producing Properties
Eugene Island 346/347	22.0%	$18,469	$19,917
Eugene Island 346/347 consists of two wells, which commenced production in 2008. Both wells were shut-in periodically throughout 2015 and continue to be shut-in periodically. The wells' current zones are nearing the end of their productive lives, however it is possible that a recompletion will be done in late-2016 at an estimated cost of $0.1 million to recover potential commercial reserves in a new zone. The Fund expects to spend $1.3 million for asset retirement obligations.

Liberty Project	5.0%	$5,578	$6,830
The Liberty Project, a single-well project, commenced production in 2010. After various shut-ins in late 2015 and early 2016 due to third-party facilities' repair and maintenance activities, the well resumed production in late-April 2016. A recompletion is planned for 2017 at an estimated cost of $0.2 million. The Fund expects to spend $1.1 million for asset retirement obligations.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$80	$504
Expenses
Depletion and amortization	18	73
Impairment of oil and gas properties	56	-
Management fees to affiliate	-	259
Operating expenses	118	187
General and administrative expenses	53	35
Total expenses	245	554
Loss from operations	(165)	(50)
Interest income	1	1
Net loss	$(164)	$(49)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2016 and 2015. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2016	2015
Number of wells producing	3	4
Total number of production days	64	190
Oil sales (in thousands of barrels)	2	7
Average oil price per barrel	$29	$45
Gas sales (in thousands of mcfs)	4	64
Average gas price per mcf	$1.04	$2.77

The decreases noted in the above table were principally related to the Liberty Project, which was shut-in for the majority of first quarter 2016 and West Cameron 149, which reached the end of its productive life in third quarter 2015. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2016 was $0.1 million, a decrease of $0.4 million from the three months ended March 31, 2015.  The decrease was primarily attributable to decreased sales volume totaling $0.4 million.  See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2016 was $18 thousand, a decrease of $55 thousand from the three months ended March 31, 2015. The decrease was primarily attributable to decreased production volumes.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Impairment of Oil and Gas Properties. During the three months ended March 31, 2016, the Fund recorded impairments of oil and gas properties of $56 thousand, related to the Eugene Island 346/347 Project, which was primarily attributable to declines in future oil and gas prices.  The Fund did not record any impairments of oil and gas properties during the three months ended March 31, 2015.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2016	2015
	(in thousands)
Lease operating expense	$114	$177
Insurance expense	1	10
Other	3	-
	$118	$187

Lease operating expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Insurance expense related to operating wells has been reclassified from “General and administrative expenses” in prior year to “Operating expenses” to correct prior period presentation.

The average production cost, which includes lease operating expense and insurance expense, was $45.07 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2016, compared to $9.94 per BOE during the three months ended March 31, 2015.  The increase was due to ongoing costs for wells that are experiencing natural declines in production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2016 were $0.1 million, related to operating expenses of $0.1 million and general and administrative expenses of $0.1 million, partially offset by revenue received of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2015 were $0.4 million, related to revenue received of $0.8 million, partially offset by management fees of $0.3 million, and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2016 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2015 were $0.9 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2016.

Cash flows provided by financing activities for the three months ended March 31, 2015 were $1.4 million, related to proceeds from long-term borrowings of $1.7 million, partially offset by manager and shareholder distributions totaling $0.2 million.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2016, the Fund had one property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $8.2 million (which includes asset retirement obligations) related to the development of the Beta Project, which the Fund anticipates will include the development of four wells with related platform and pipeline infrastructure.  See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

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

As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $11.2 million (which include asset retirement obligations for the Fund’s projects of $4.1 million and projected interest costs of $0.3 million for the Beta Project), of which $5.1 million is expected to be spent during the next twelve months.  These expected capital commitments exceed available working capital and salvage fund by $6.6 million at March 31, 2016. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital requirements, the Fund may borrow from the Manager to accommodate its short-term capital requirements.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $13.6 million, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2016 and December 31, 2015, the Fund had borrowed $12.9 million under the Credit Agreement.  During the first quarter of 2016, the Fund adopted the accounting guidance issued in April 2015 related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, rather than as an asset. As a result, the unamortized debt discounts and deferred financing costs of $0.4 million at March 31, 2016 and December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.   Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in third quarter 2016, over a period not to extend beyond December 31, 2020.  The Fund expects operating income from the Beta Project will be sufficient to cover the principal and interest payments required under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the Loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement at March 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	May 12, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)