Form 10-Q
period 2021-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2021-08-09
CIK 1385662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

Yes ☐ No ☒

As of August 9, 2021, there were 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$652	$543
Salvage fund	316	1,626
Production receivable	327	264
Due from affiliate (Note 2)	26	110
Other current assets	1	76
Total current assets	1,322	2,619
Salvage fund	1,433	632
Oil and gas properties:
Advances to operators for working interests and expenditures	27	-
Proved properties	20,166	19,856
Less: accumulated depletion and amortization	(13,102)	(11,620)
Total oil and gas properties, net	7,091	8,236
Total assets	$9,846	$11,487

Liabilities and Members' Capital
Current liabilities:
Due to operators	$15	$34
Accrued expenses	53	53
Current portion of long-term borrowings	574	808
Asset retirement obligations	316	1,626
Total current liabilities	958	2,521
Long-term borrowings	-	331
Asset retirement obligations	973	379
Total liabilities	1,931	3,231
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,192)	(7,114)
Retained earnings	8,742	8,513
Manager's total	1,550	1,399
Shareholders:
Capital contributions (850 shares authorized; 513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(40,751)	(40,313)
Accumulated deficit	(20,215)	(20,161)
Shareholders' total	6,365	6,857
Total members' capital	7,915	8,256
Total liabilities and members' capital	$9,846	$11,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Oil and gas revenue	$938	$310	$1,746	$1,312
Other revenue	123	63	250	113
Total revenue	1,061	373	1,996	1,425
Expenses
Depletion and amortization	811	464	1,391	1,043
Operating expenses	147	235	278	524
General and administrative expenses	51	64	108	133
Total expenses	1,009	763	1,777	1,700
Income (loss) from operations	52	(390)	219	(275)
Interest expense, net	(19)	(32)	(44)	(66)
Net income (loss)	$33	$(422)	$175	$(341)

Manager Interest
Net income	$122	$7	$229	$106

Shareholder Interest
Net loss	$(89)	$(429)	$(54)	$(447)
Net loss per share	$(174)	$(837)	$(106)	$(872)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	513.1226	$1,399	$6,857	$8,256
Distributions	-	(24)	(137)	(161)
Net income	-	107	35	142
Balances, March 31, 2021	513.1226	$1,482	$6,755	$8,237
Distributions	-	(54)	(301)	(355)
Net income (loss)	-	122	(89)	33
Balances, June 30, 2021	513.1226	$1,550	$6,365	$7,915

	Six months ended June 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	513.1226	$1,294	$8,478	$9,772
Distributions	-	(87)	(492)	(579)
Net income (loss)	-	99	(18)	81
Balances, March 31, 2020	513.1226	$1,306	$7,968	$9,274
Net income (loss)	-	7	(429)	(422)
Balances, June 30, 2020	513.1226	$1,313	$7,539	$8,852

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$175	$(341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	1,391	1,043
Accretion expense	16	16
Amortization of debt discounts	2	2
Changes in assets and liabilities:
(Increase) decrease in production receivable	(63)	454
Decrease (increase) in due from affiliate	84	(1)
Decrease in other current assets	59	48
Decrease in due to operators	(19)	(270)
Decrease in accrued expenses	-	(7)
Decrease in other current liabilities	-	(194)
Settlement of asset retirement obligations	(641)	(9)
Net cash provided by operating activities	1,004	741

Cash flows from investing activities
Payments to operators for working interests and expenditures	(27)	-
Capital expenditures for oil and gas properties	(294)	(38)
Proceeds from salvage fund	641	-
Increase in salvage fund	(132)	(85)
Net cash provided by (used in) investing activities	188	(123)

Cash flows from financing activities
Repayments of long-term borrowings	(567)	(286)
Distributions	(516)	(579)
Net cash used in financing activities	(1,083)	(865)

Net increase (decrease) in cash and cash equivalents	109	(247)
Cash and cash equivalents, beginning of period	543	889
Cash and cash equivalents, end of period	$652	$642

Supplemental disclosure of cash flow information
Cash paid for interest	$42	$70

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$3

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2020 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2021.

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

	Six months ended June 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,005	$1,860
Liabilities settled	(641)	(9)
Accretion expense	16	16
Revision of estimates	(91)	-
Balance, end of period	$1,289	$1,867

During the six months ended June 30, 2021, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

Revenue Recognition

Oil and gas revenues from contracts with customers are recognized at the point when control of oil and natural gas is transferred to the customers in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. Revenues from the sale of natural gas liquid are included within gas revenues. The Fund’s oil and natural gas generally are sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the Fund’s balance sheets.

Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties. The Fund earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied as the control of oil and natural gas is never transferred to the Fund, thus there are no unsatisfied performance obligations. The Fund’s project operator performs joint interest billing once the performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties does not give rise to contract assets or liabilities. The receivables related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables related to the Fund’s proportionate share of revenue from third parties are presented as a reduction from “Due to operator” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the six months ended June 30, 2021 or through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2021 and 2020 were $20 thousand and $40 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three and six months ended June 30, 2021 were $0.1 million. The Fund did not pay distributions during the three months ended June 30, 2020. Distributions paid to the Manager during the six months ended June 30, 2020 were $0.1 million.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund and other third-party working interest owners in the Beta Project are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). Institutional Fund II and Institutional Fund III are entities that are managed by the Fund’s Manager. During the three and six months ended June 30, 2021, the Fund earned $41 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II and Institutional Fund III, which is included within “Other revenue” on the Fund’s statements of operations. During the three and six months ended June 30, 2020, the Fund earned $16 thousand and $29 thousand, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2021 and December 31, 2020, the Fund’s receivables of $26 thousand and $21 thousand, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II and Institutional Fund III are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.Credit Agreement – Beta Project Financing

As of June 30, 2021 and December 31, 2020, the Fund had outstanding borrowings of $0.6 million and $1.1 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of June 30, 2021, the estimated fair value of the debt was $0.6 million.

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

As of June 30, 2021 and December 31, 2020, the unamortized debt discounts related to the loan of $5 thousand and $7 thousand, respectively, were presented as a reduction of long-term borrowings on the Fund’s balance sheets. Amortization expense during each of the three and six months ended June 30, 2021 and 2020 of $1 thousand and $2 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of June 30, 2021 and December 31, 2020, there were no accrued interest costs outstanding. Interest costs incurred during the three and six months ended June 30, 2021 of $18 thousand and $42 thousand, respectively, were included on the Fund’s statements of operations within “Interest expense, net”. Interest costs incurred during the three and six months ended June 30, 2020 of $33 thousand and $0.1 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of June 30, 2021 and December 31, 2020.

4.Commitments and Contingencies

Capital Commitments

As of June 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.5 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on revenues from production and sale of oil and gas from the Beta Project.

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

Impact from COVID-19

The COVID-19 pandemic remains a global health crisis and continues to cause uncertainty in financial and commodity markets. The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable. Although, oil and natural gas commodity prices have improved from historic lows in 2020, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s Beta Project. However, because the Fund owns the Beta Project with little debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results will be materially adversely affected, which could significantly affect the Fund’s liquidity and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2021 and December 31, 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of June 30, 2021, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01. The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so. Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Recent Developments

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war” and caused oil prices to collapse. Oil prices decreased to their lowest level in April 2020 as compared to the past several years as a result of the initial oil price war and significant decreases in oil demand caused by world-wide government-ordered lock-downs. On April 12, 2020, and throughout 2020, OPEC and Russia agreed and implemented oil production cuts to stabilize the oil market. Since then, the oil market has stabilized and strengthened with oil prices gradually rising throughout the rest of 2020. Oil prices have continued to strengthen into 2021 supported by a slow recovery in demand with the easing of lock-down measures and the rollout of COVID-19 vaccines, market-driven supply cutbacks in the upstream oil sector globally and the effective ongoing supply-side management by OPEC. Looking ahead, these factors indicate a balanced market by the second half of 2021. However, uncertainty still exists depending on actions taken by OPEC and non-OPEC countries in supporting a balanced global oil supply.

The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable. Although, oil and natural gas commodity prices have improved from historic lows in 2020, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Beta Project. However, because the Fund owns the Beta Project with little debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results will be materially adversely affected, which could significantly affect the Fund’s liquidity and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be materially adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2021	Budget	Status
		(in thousands)
Producing Properties
Beta Project	1.94%	$18,769	$20,747	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. Production from one of the Beta Project's wells was shut-in since May 2021 due to recompletion work to allow it to produce from new reservoir sands. Recompletion work is expected to be completed and for the well to resume production in third quarter 2021. During May 2020, production from the Beta Project was curtailed due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to curtailment. During second half of 2020, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.1 million for additional development costs and $0.9 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$6,199	$6,310	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During the six months ended June 30, 2021, the Fund spent $0.6 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $0.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$938	$310	$1,746	$1,312
Other revenue	123	63	250	113
Total revenue	1,061	373	1,996	1,425
Expenses
Depletion and amortization	811	464	1,391	1,043
Operating expenses	147	235	278	524
General and administrative expenses	51	64	108	133
Total expenses	1,009	763	1,777	1,700
Income (loss) from operations	52	(390)	219	(275)
Interest expense, net	(19)	(32)	(44)	(66)
Net income (loss)	$33	$(422)	$175	$(341)

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2021 and 2020. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of wells producing	7	7	7	8
Total number of production days	558	606	1,180	1,234
Oil sales (in thousands of barrels)	14	13	27	33
Average oil price per barrel	$64	$22	$61	$37
Gas sales (in thousands of mcfs)	17	19	36	54
Average gas price per mcf	$3.66	$1.72	$3.80	$1.75

The decrease in the number of wells producing noted in the table above related to the Liberty Project, which reached the end of its productive life during first quarter 2020. The decreases in production days and oil and gas sales volumes noted in the table above were primarily related to the Beta Project, which is experiencing a natural decline in production coupled with the shut-in of one of its wells during second quarter 2021 due to recompletion work. In addition, the decreases during the six months ended June 30, 2021 were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2021 was $0.9 million, an increase of $0.6 million from the three months ended June 30, 2020. The increase was primarily attributable to increased oil and gas prices.

Oil and gas revenue during the six months ended June 30, 2021 was $1.7 million, an increase of $0.4 million from the six months ended June 30, 2020. The increase was attributable to increased oil and gas prices totaling $0.7 million, partially offset by decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2021 was $0.8 million, an increase of $0.3 million from the three months ended June 30, 2020. The increase was primarily attributable to an increase in the average depletion rate.

Depletion and amortization during the six months ended June 30, 2021 was $1.4 million, an increase of $0.3 million from the six months ended June 30, 2020. The increase was attributable to an increase in the average depletion rate totaling $0.6 million, partially offset by a decrease in production volumes totaling $0.1 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the six months ended June 30, 2021.

The increases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Lease operating expense	$72	$130	$124	$284
Transportation and processing expense	40	39	79	87
Insurance expense	26	24	51	49
Accretion expense	8	8	16	16
Workover expense	1	34	8	88
	$147	$235	$278	$524

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($8.30 per barrel of oil equivalent or “BOE”) and $0.3 million ($7.77 per BOE) during the three and six months ended June 30, 2021, respectively, compared to $0.2 million ($11.91 per BOE) and $0.4 million ($9.99 per BOE) during the three and six months ended June 30, 2020, respectively.

The decreases in production costs and production costs per BOE during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily attributable to decreased oil and natural gas production as a result of natural decline in production from the Beta Project. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2021 were $1.0 million, primarily related to revenue received of $2.0 million, partially offset by the settlement of asset retirement obligations of $0.6 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

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

Investing Cash Flows

Cash flows provided by investing activities during the six months ended June 30, 2021 were $0.2 million, related to proceeds from the salvage fund of $0.6 million, partially offset by capital expenditures for oil and gas properties of $0.3 million, inclusive of advances, and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2020 were $0.1 million, primarily related to investments in salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2021 were $1.1 million, related to the repayments of long-term borrowings of $0.6 million and manager and shareholder distributions of $0.5 million.

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

As of June 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.5 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on revenues from production and sale of oil and gas from the Beta Project.

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

Credit Agreement

As of June 30, 2021 and December 31, 2020, the Fund had outstanding borrowings of $0.6 million and $1.1 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund is in compliance with all covenants under the Credit Agreement as of June 30, 2021 and December 31, 2020.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2021 and December 31, 2020 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2021 and December 31, 2020, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2021.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	August 9, 2021	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2021	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)