Form 10-Q
period 2022-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2022-08-08
CIK 1385662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 8, 2022, there were 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$950	$629
Salvage fund	50	198
Production receivable	877	394
Due from affiliate (Note 2)	25	23
Other current assets	1	46
Total current assets	1,903	1,290
Salvage fund	1,410	1,229
Oil and gas properties:
Proved properties	20,989	20,536
Less: accumulated depletion and amortization	(15,447)	(14,278)
Total oil and gas properties, net	5,542	6,258
Total assets	$8,855	$8,777

Liabilities and Members' Capital
Current liabilities:
Due to operators	$293	$61
Accrued expenses	53	65
Asset retirement obligations	50	198
Total current liabilities	396	324
Asset retirement obligations	981	966
Total liabilities	1,377	1,290
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(7,571)	(7,305)
Retained earnings	9,442	9,001
Manager's total	1,871	1,696
Shareholders:
Capital contributions (850 shares authorized; 513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(42,901)	(41,394)
Accumulated deficit	(18,823)	(20,146)
Shareholders' total	5,607	5,791
Total members' capital	7,478	7,487
Total liabilities and members' capital	$8,855	$8,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Oil and gas revenue	$1,817	$938	$3,253	$1,746
Other revenue	96	123	196	250
Total revenue	1,913	1,061	3,449	1,996
Expenses
Depletion and amortization	646	811	1,247	1,391
Operating expenses	158	147	320	278
General and administrative expenses	61	51	118	108
Total expenses	865	1,009	1,685	1,777
Income from operations	1,048	52	1,764	219
Interest expense	-	(19)	-	(44)
Net income	$1,048	$33	$1,764	$175

Manager Interest
Net income	$249	$122	$441	$229

Shareholder Interest
Net income (loss)	$799	$(89)	$1,323	$(54)
Net income (loss) per share	$1,559	$(174)	$2,579	$(106)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2022
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021		513.1226	$1,696	$5,791	$7,487
Distributions	-	-	(114)	(648)	(762)
Net income		-	192	524	716
Balances, March 31, 2022		513.1226	$1,774	$5,667	$7,441
Distributions		-	(152)	(859)	(1,011)
Net income	-	-	249	799	1,048
Balances, June 30, 2022		513.1226	$1,871	$5,607	$7,478

	Six months ended June 30, 2021
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2020		513.1226	$1,399	$6,857	$8,256
Distributions	-	-	(24)	(137)	(161)
Net income		-	107	35	142
Balances, March 31, 2021		513.1226	$1,482	$6,755	$8,237
Distributions		-	(54)	(301)	(355)
Net income (loss)	-	-	122	(89)	33
Balances, June 30, 2021		513.1226	$1,550	$6,365	$7,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities
Net income	$1,764	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,247	1,391
Accretion expense	16	16
Amortization of debt discounts	-	2
Changes in assets and liabilities:
Increase in production receivable	(483)	(63)
(Increase) decrease in due from affiliate	(2)	84
Decrease in other current assets	45	59
Increase (decrease) in due to operators	7	(19)
Decrease in accrued expenses	(12)	-
Settlement of asset retirement obligations	(227)	(641)
Net cash provided by operating activities	2,355	1,004

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(27)
Capital expenditures for oil and gas properties	(228)	(294)
Proceeds from salvage fund	227	641
Increase in salvage fund	(260)	(132)
Net cash (used in) provided by investing activities	(261)	188

Cash flows from financing activities
Repayments of long-term borrowings	-	(567)
Distributions	(1,773)	(516)
Net cash used in financing activities	(1,773)	(1,083)

Net increase in cash and cash equivalents	321	109
Cash and cash equivalents, beginning of period	629	543
Cash and cash equivalents, end of period	$950	$652

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$42

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$232	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2021 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2022.

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

	Six months ended June 30,
	2022	2021

	(in thousands)
Balance, beginning of period	$1,164	$2,005
Liabilities settled	(227)	(641)
Accretion expense	16	16
Revision of estimates	78	(91)
Balance, end of period	$1,031	$1,289

During the six months ended June 30, 2022, the Fund recorded depletion expense totaling $0.1 million, which primarily related to an adjustment to the asset retirement obligation for a fully depleted property. During the six months ended June 30, 2021, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2022 and 2021. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the six months ended June 30, 2022 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2022 and 2021 were $20 thousand and $40 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2022 were $0.2 million and $0.3 million, respectively. Distributions paid to the Manager during each of the three and six months ended June 30, 2021 were $0.1 million.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). As a result of the assignment, Ridgewood Institutional IV Prospective Leases, LLC, as a working interest owner in the Claiborne Project, became party to the Claiborne Project’s PHA with entities that own the Beta Project production facility. Institutional Fund IV is an entity that is managed by the Fund’s Manager. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and six months ended June 30, 2022, the Fund earned $36 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and six months ended June 30, 2021, the Fund earned $41 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2022 and December 31, 2021, the Fund’s receivable of $25 thousand and $23 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of June 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.2 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from current market conditions

The oil and gas market is subject to sources of uncertainty relating to: (i) Russia’s invasion of Ukraine in early 2022 and the impact of world sanctions against Russia, which created global economic uncertainty that resulted in significant volatility in oil and natural gas commodity prices and supply side uncertainty; (ii) the risk of a near-term U.S. or global economic downturn, particularly as a result of tighter monetary policy efforts by the U.S. Federal Reserve and other global central banks to curb inflation; and (iii) the impact of the Russia and Ukraine war on the European economy, which is impacting its access to energy and other vital supply for its manufacturing capacity. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2022 and December 31, 2021, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Market Conditions

The oil and gas market is subject to sources of uncertainty relating to: (i) Russia’s invasion of Ukraine in early 2022 and the impact of world sanctions against Russia, which created global economic uncertainty that resulted in significant volatility in oil and natural gas commodity prices and supply side uncertainty; (ii) the risk of a near-term U.S. or global economic downturn, particularly as a result of tighter monetary policy efforts by the U.S. Federal Reserve and other global central banks to curb inflation; and (iii) the impact of the Russia and Ukraine war on the European economy, which is impacting its access to energy and other vital supply for its manufacturing capacity. While the current outlook for oil and gas commodity prices is favorable, different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets during the rest of 2022 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity, development of oil and gas properties and expected operating results. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. Although volatile, the overall trend for the crude oil market has been favorable during the first half of 2022, which positively impacted cash flow generated by the Fund’s Beta Project. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2022 and 2021 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2022	Budget	Status
(in thousands)
Beta Project	1.94%	$19,597	$21,187	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. Production from one of the Beta Project's wells, which was shut-in since late-March 2022 for recompletion work, resumed in early-June 2022. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. In addition, production from one of the Beta Project's wells, which was shut-in since May 2021 for recompletion work, resumed in late-September 2021. The Fund expects to spend $0.7 million for additional development costs and $0.9 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue
Oil and gas revenue	$1,817	$938	$3,253	$1,746
Other revenue	96	123	196	250
Total revenue	1,913	1,061	3,449	1,996
Expenses
Depletion and amortization	646	811	1,247	1,391
Operating expenses	158	147	320	278
General and administrative expenses	61	51	118	108
Total expenses	865	1,009	1,685	1,777
Income from operations	1,048	52	1,764	219
Interest expense	-	(19)	-	(44)
Net income	$1,048	$33	$1,764	$175

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2022 and 2021. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of wells producing	7	7	7	7
Total number of production days	578	558	1,183	1,180
Oil sales (in thousands of barrels)	15	14	30	27
Average oil price per barrel	$107	$64	$99	$61
Gas sales (in thousands of mcfs)	21	17	37	36
Average gas price per mcf	$7.97	$3.66	$7.05	$3.80

The production related increases noted in the table above were primarily attributable to one well in the Beta Project, which was shut-in during second quarter 2021 for recompletion and has been producing at an increased flow rate from new reservoir sands. In addition, three wells in the Beta Project experienced increased gas production rates because of decline in water cut. The increases were partially offset by production related decreases from two other wells in the Beta Project. One well, which was shut-in since late-March 2022 for recompletion resumed production in early-June 2022 and another well was experiencing natural decline in production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2022 was $1.8 million, an increase of $0.9 million from the three months ended June 30, 2021. The increase was attributable to increased oil and gas prices totaling $0.8 million coupled with increased sales volume totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2022 was $3.3 million, an increase of $1.5 million from the six months ended June 30, 2021. The increase was attributable to increased oil and gas prices totaling $1.3 million coupled with increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2022 was $0.6 million, a decrease of $0.2 million from the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in the average depletion rate totaling $0.2 million, partially offset by an increase in production volumes totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2022 was $1.2 million, a decrease of $0.1 million from the six months ended June 30, 2021. The decrease was attributable to a decrease in the average depletion rate totaling $0.5 million, partially offset by an increase in production volumes totaling $0.2 million and adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the six months ended June 30, 2021 and $0.1 million during the six months ended June 30, 2022.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Lease operating expense	$88	$72	$182	$124
Transportation and processing expense	43	40	85	79
Insurance expense	18	26	38	51
Accretion expense	8	8	16	16
Workover expense	1	1	(1)	8
	$158	$147	$320	$278

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.90 per barrel of oil equivalent or “BOE”) and $0.3 million ($8.43 per BOE) during the three and six months ended June 30, 2022, respectively, compared to $0.1 million ($8.30 per BOE) and $0.3 million ($7.77 per BOE) during the three and six months ended June 30, 2021, respectively.

Production costs and production costs per BOE were relatively consistent during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

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

Interest Expense. During the three and six months ended June 30, 2021, interest expense was comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings. The Fund fully repaid its loan related to the Beta Project as of December 31, 2021.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2022 were $2.4 million, related to revenue received of $3.0 million, partially offset by operating expenses of $0.3 million, the settlement of asset retirement obligations of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2021 were $1.0 million, primarily related to revenue received of $2.0 million, partially offset by the settlement of asset retirement obligations of $0.6 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2022 were $0.3 million, related to investments in salvage fund of $0.3 million and capital expenditures for oil and gas properties of $0.2 million, partially offset by proceeds from the salvage fund of $0.2 million.

Cash flows provided by investing activities during the six months ended June 30, 2021 were $0.2 million, related to proceeds from the salvage fund of $0.6 million, partially offset by capital expenditures for oil and gas properties of $0.3 million, inclusive of advances, and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2022 were $1.8 million, related to manager and shareholder distributions.

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

As of June 30, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.2 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2022 and December 31, 2021, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2022.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC

Dated:	August 8, 2022	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2022	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

