Form 10-Q
period 2023-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2023-11-06
CIK 1385662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$949	$811
Salvage fund	569	50
Production receivable	302	437
Due from affiliate (Note 2)	8	11
Other current assets	51	43
Total current assets	1,879	1,352
Salvage fund	1,153	1,573
Oil and gas properties:
Proved properties	21,132	21,115
Less: accumulated depletion and amortization	(18,283)	(16,702)
Total oil and gas properties, net	2,849	4,413
Total assets	$5,881	$7,338

Liabilities and Members' Capital
Current liabilities:
Due to operators	$84	$76
Accrued expenses	63	129
Asset retirement obligations	569	50
Total current liabilities	716	255
Asset retirement obligations	591	1,140
Total liabilities	1,307	1,395
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,368)	(8,048)
Retained earnings	10,201	9,866
Manager's total	1,833	1,818
Shareholders:
Capital contributions (850 shares authorized; 513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(47,422)	(45,607)
Accumulated deficit	(17,168)	(17,599)
Shareholders' total	2,741	4,125
Total members' capital	4,574	5,943
Total liabilities and members' capital	$5,881	$7,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Oil and gas revenue	$885	$1,884	$2,704	$5,137
Other revenue	39	85	186	281
Total revenue	924	1,969	2,890	5,418
Expenses
Depletion and amortization	479	609	1,580	1,856
Operating expenses	131	220	402	540
General and administrative expenses	62	60	185	178
Total expenses	672	889	2,167	2,574
Income from operations	252	1,080	723	2,844
Interest income	21	2	43	2
Net income	$273	$1,082	$766	$2,846

Manager Interest
Net income	$106	$249	$335	$690

Shareholder Interest
Net income	$167	$833	$431	$2,156
Net income per share	$326	$1,622	$840	$4,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

		Nine months ended September 30, 2023
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2022	-	513.1226	$1,818	$4,125	$5,943
Distributions		-	(127)	(721)	(848)
Net income	-	-	119	132	251
Balances, March 31, 2023	-	513.1226	$1,810	$3,536	$5,346
Distributions		-	(101)	(572)	(673)
Net income	-	-	110	132	242
Balances, June 30, 2023	-	513.1226	$1,819	$3,096	$4,915
Distributions		-	(92)	(522)	(614)
Net income	-	-	106	167	273
Balances, September 30, 2023	-	513.1226	$1,833	$2,741	$4,574

		Nine months ended September 30, 2022
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2021	-	513.1226	$1,696	$5,791	$7,487
Distributions		-	(114)	(648)	(762)
Net income	-	-	192	524	716
Balances March 31, 2022	-	513.1226	$1,774	$5,667	$7,441
Distributions		-	(152)	(859)	(1,011)
Net income	-	-	249	799	1,048
Balances June 30, 2022	-	513.1226	$1,871	$5,607	$7,478
Distributions		-	(258)	(1,460)	(1,718)
Net income	-	-	249	833	1,082
Balances September 30, 2022	-	513.1226	$1,862	$4,980	$6,842

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities
Net income	$766	$2,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,580	1,856
Accretion expense	37	24
Changes in assets and liabilities:
Decrease (increase) in production receivable	135	(152)
Decrease (increase) in due from affiliate	3	(2)
Increase in other current assets	(8)	(18)
Increase in due to operators	8	21
Decrease in accrued expenses	(66)	(2)
Settlement of asset retirement obligations	(66)	(227)
Net cash provided by operating activities	2,389	4,346

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17)	(453)
Proceeds from salvage fund	66	227
Increase in salvage fund	(165)	(375)
Net cash used in investing activities	(116)	(601)

Cash flows from financing activities
Distributions	(2,135)	(3,491)
Net cash used in financing activities	(2,135)	(3,491)

Net increase in cash and cash equivalents	138	254
Cash and cash equivalents, beginning of period	811	629
Cash and cash equivalents, end of period	$949	$883

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2022 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2023.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the nine months ended September 30, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and nine months ended September 30, 2023 and 2022 were $20 thousand and $60 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2023 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2022 were $0.3 million and $0.5 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2023, the Fund earned $16 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2022, the Fund earned $36 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2023 and December 31, 2022, the Fund’s receivables of $8 thousand and $11 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of September 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.3 million (which include asset retirement obligations for the Fund’s projects of $2.0 million), of which $0.6 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although oil and natural gas commodity prices during the first half of 2023 have been steady compared to 2022, oil prices have pushed steadily upward during the third quarter of 2023. Despite the rise in oil prices, the outlook for the oil and gas market continues to be volatile. Oil prices are constantly adjusting to reflect changes in both the current status of, as well as expectations regarding the future of supply/demand balance, which is impacted by the following factors: (i) sentiments regarding current and future global economic activity, whether robust or tepid; (ii) upstream investment activity by the energy industry, which itself reflects the price of oil, as well as access to investment capital; (iii) governmental energy policy in the U.S. and abroad; (iv) the levels of crude oil in commercial storage and global strategic petroleum reserves, which buffer imbalances in daily supply and demand; (v) changing policy out of OPEC Plus aimed to directly manage the global supply/demand balance for crude throughout coordinated output quotas; and (vi) fluctuations in the global purchasing power of the U.S. Dollar, the value of which is inversely related to the price of oil. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war and the evolving Israel-Hamas conflict, will continue to dictate oil and natural gas commodity prices. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2023 and December 31, 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On June 27, 2023, the BOEM announced proposed changes to modernize financial assurance requirements for the offshore oil and gas industry to decommission offshore wells and infrastructure once they are no longer in use. The proposed changes were published at 88 FR 42136 on June 29, 2023, which opened a 60-day public comment period that was extended 10 days and closed on September 7, 2023. BOEM is now reviewing the comments that were submitted and may choose to modify the proposed rule, issue a final rule to be effective no sooner than 30 days after publication in the Federal Register, withdraw the proposal, or re-open the comment period. The proposed rule would establish two metrics by which BOEM would assess the risk any company poses. First, to accurately and consistently predict financial distress, BOEM would use credit ratings from a nationally recognized statistical rating organization, or a proxy credit rating generated through a statistical model. BOEM would require companies without an investment-grade credit rating to provide additional financial assurance. Second, BOEM would consider the current value of the proved oil and gas resources on the lease itself when determining the overall financial risk of decommissioning, given that any lease with significant reserves still available would likely be acquired by another operator that would then assume the liabilities in the event of bankruptcy. The proposed regulatory changes would provide additional clarity and reinforce that current grant holders and lessees bear the cost of ensuring compliance with lease obligations, rather than relying on prior owners to cover those costs. The proposed rule would allow current lessees and grant holders to request phased-in payments over three years for new financial assurance amounts. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Department of the Interior or the BOEM.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy V Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflicts between Russia and Ukraine and Israel and Hamas and the global response to such conflicts, and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Market Conditions

Although oil and natural gas commodity prices during the first half of 2023 have been steady compared to 2022, oil prices have pushed steadily upward during the third quarter of 2023. Despite the rise in oil prices, the outlook for the oil and gas market continues to be volatile. Oil prices are constantly adjusting to reflect changes in both the current status of, as well as expectations regarding the future of supply/demand balance, which is impacted by the following factors: (i) sentiments regarding current and future global economic activity, whether robust or tepid; (ii) upstream investment activity by the energy industry, which itself reflects the price of oil, as well as access to investment capital; (iii) governmental energy policy in the U.S. and abroad; (iv) the levels of crude oil in commercial storage and global strategic petroleum reserves, which buffer imbalances in daily supply and demand; (v) changing policy out of OPEC Plus aimed to directly manage the global supply/demand balance for crude throughout coordinated output quotas; and (vi) fluctuations in the global purchasing power of the U.S. Dollar, the value of which is inversely related to the price of oil. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war and the evolving Israel-Hamas conflict, will continue to dictate oil and natural gas commodity prices. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the factors impacting market conditions described above. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia and the evolving Israel-Hamas conflict), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC, the Organization of the Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2023	Budget	Status
(in thousands)
Beta Project	1.94%	$19,597	$22,310	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional wells commenced production in 2017, 2018 and 2019. During 2022, the project experienced shut-in from late-March 2022 to early-June 2022 for recompletion work. The Fund expects to spend $1.3 million for additional development costs and $1.4 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$885	$1,884	$2,704	$5,137
Other revenue	39	85	186	281
Total revenue	924	1,969	2,890	5,418
Expenses
Depletion and amortization	479	609	1,580	1,856
Operating expenses	131	220	402	540
General and administrative expenses	62	60	185	178
Total expenses	672	889	2,167	2,574
Income from operations	252	1,080	723	2,844
Interest income	21	2	43	2
Net income	$273	$1,082	$766	$2,846

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2023 and 2022. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of wells producing	7	7	7	7
Total number of production days	627	622	1,873	1,805
Oil sales (in thousands of barrels)	10	18	34	48
Average oil price per barrel	$81	$89	$74	$95
Gas sales (in thousands of mcfs)	14	33	47	71
Average gas price per mcf	$3.30	$7.68	$3.29	$7.30

The increase in production days during the nine months ended September 30, 2023 was primarily attributable to one well in the Beta Project, which was shut-in in late-March 2022 due to recompletion work. The well resumed production in early-June 2022 and has been producing at an increased flow rate from new reservoir sands. The decreases in sales volumes noted in the table above were primarily attributable to natural declines in production from the other Beta Project’s wells. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2023 was $0.9 million, a decrease of $1.0 million from the three months ended September 30, 2022. The decrease was attributable to decreased sales volume totaling $0.8 million coupled with decreased oil and gas prices totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2023 was $2.7 million, a decrease of $2.4 million from the nine months ended September 30, 2022. The decrease was attributable to decreased sales volume totaling $1.5 million coupled with decreased oil and gas prices totaling $0.9 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2023 was $0.5 million, a decrease of $0.1 million from the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in production volumes totaling $0.3 million, partially offset by an increase in the average depletion rate totaling $0.2 million.

Depletion and amortization during the nine months ended September 30, 2023 was $1.6 million, a decrease of $0.3 million from the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in production volumes totaling $0.5 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the nine months ended September 30, 2022, partially offset by an increase in the average depletion rate totaling $0.3 million.

The increases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Lease operating expense	$62	$115	$182	$297
Transportation and processing expense	36	64	117	149
Insurance expense	11	19	44	57
Accretion expense	13	8	37	24
Workover expense and other	9	14	22	13
	$131	$220	$402	$540

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($8.73 per barrel of oil equivalent or “BOE”) and $0.3 million ($8.14 per BOE) during the three and nine months ended September 30, 2023, respectively, compared to $0.2 million ($8.26 per BOE) and $0.5 million ($8.35 per BOE) during the three and nine months ended September 30, 2022, respectively.

Production costs per BOE were relatively consistent during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Production costs were relatively consistent during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in production costs during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to decreased oil and natural gas production as a result of natural decline in production from the Beta Project.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2023 were $2.4 million, primarily related to revenue received of $3.0 million, partially offset by operating expenses of $0.4 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2022 were $4.3 million, primarily related to revenue received of $5.3 million, partially offset by operating expenses of $0.5 million, the settlement of asset retirement obligations of $0.2 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2023 were $0.1 million, primarily related to investments in salvage fund of $0.2 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2022 were $0.6 million, related to capital expenditures for oil and gas properties of $0.5 million and investments in salvage fund of $0.4 million, partially offset by proceeds from the salvage fund of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2023 were $2.1 million, related to manager and shareholder distributions.

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

As of September 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.3 million (which include asset retirement obligations for the Fund’s projects of $2.0 million), of which $0.6 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2023 and December 31, 2022, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2023.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC
Dated:	November 6, 2023	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2023	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

