Form 10-Q
period 2024-06-30
RIDGEWOOD ENERGY V FUND LLC
filed 2024-08-05
CIK 1385662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024,

or

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

Yes ☐ No ☒

As of August 5, 2024, there were 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,167	$910
Salvage fund	-	490
Production receivable	220	246
Due from affiliate (Note 2)	18	8
Other current assets	-	34
Total current assets	1,405	1,688
Salvage fund	1,830	1,241
Oil and gas properties:
Proved properties	21,247	21,249
Less: accumulated depletion and amortization	(19,143)	(18,620)
Total oil and gas properties, net	2,104	2,629
Total assets	$5,339	$5,558

Liabilities and Members' Capital
Current liabilities:
Due to operators	$26	$51
Accrued expenses	51	48
Asset retirement obligations	-	490
Total current liabilities	77	589
Due to operators	17	17
Asset retirement obligations	1,239	719
Total liabilities	1,333	1,325
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,587)	(8,470)
Retained earnings	10,447	10,294
Manager's total	1,860	1,824
Shareholders:
Capital contributions (850 shares authorized; 513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(48,658)	(47,998)
Accumulated deficit	(16,527)	(16,924)
Shareholders' total	2,146	2,409
Total members' capital	4,006	4,233
Total liabilities and members' capital	$5,339	$5,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Oil and gas revenue	$704	$872	$1,288	$1,819
Other revenue	52	76	74	147
Total revenue	756	948	1,362	1,966
Expenses
Depletion and amortization	282	523	523	1,101
Operating expenses	109	133	219	271
General and administrative expenses	65	62	126	123
Total expenses	456	718	868	1,495
Income from operations	300	230	494	471
Interest income	29	12	56	22
Net income	$329	$242	$550	$493

Manager Interest
Net income	$87	$110	$153	$229

Shareholder Interest
Net income	$242	$132	$397	$264
Net income per share	$473	$257	$775	$514

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	513.1226	$1,824	$2,409	$4,233
Distributions	-	-	(69)	(389)	(458)
Net income	-	-	66	155	221
Balances, March 31, 2024	-	513.1226	$1,821	$2,175	$3,996
Distributions	-	-	(48)	(271)	(319)
Net income	-	-	87	242	329
Balances, June 30, 2024	-	513.1226	$1,860	$2,146	$4,006

	Six months ended June 30, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	513.1226	$1,818	$4,125	$5,943
Distributions	-	-	(127)	(721)	(848)
Net income	-	-	119	132	251
Balances March 31, 2023	-	513.1226	$1,810	$3,536	$5,346
Distributions	-	-	(101)	(572)	(673)
Net income	-	-	110	132	242
Balances June 30, 2023	-	513.1226	$1,819	$3,096	$4,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities
Net income	$550	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	523	1,101
Accretion expense	32	24
Changes in assets and liabilities:
Decrease in production receivable	26	172
Increase in due from affiliate	(10)	(10)
Decrease in other current assets	34	31
Decrease in due to operators	(25)	(23)
Increase (decrease) in accrued expenses	3	(11)
Settlement of asset retirement obligations	(2)	(65)
Net cash provided by operating activities	1,131	1,712

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	2	(9)
Proceeds from salvage fund	2	65
Increase in salvage fund	(101)	(103)
Net cash used in investing activities	(97)	(47)

Cash flows from financing activities
Distributions	(777)	(1,521)
Net cash used in financing activities	(777)	(1,521)

Net increase in cash and cash equivalents	257	144
Cash and cash equivalents, beginning of period	910	811
Cash and cash equivalents, end of period	$1,167	$955

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2023 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2024.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial assets and liabilities consist of cash and cash equivalents, production receivable, due from affiliate, other current assets, salvage fund, due to operators and accrued expenses. The carrying amounts of these financial assets and liabilities approximate fair value due to their short-term nature. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued accounting guidance on the required disclosures for segment reporting.  The accounting guidance is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss.  The accounting guidance is effective for the Fund for the fiscal year ending December 31, 2024 and for interim periods within the fiscal year ending December 31, 2025 on a retrospective basis.  The Fund is currently evaluating the effect of this accounting guidance on the Fund’s disclosures.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2024 and 2023 were $20 thousand and $40 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2024 were $48 thousand and $0.1 million, respectively. Distributions paid to the Manager during the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and six months ended June 30, 2024, the Fund earned $22 thousand and $31 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and six months ended June 30, 2023, the Fund earned $32 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2024 and December 31, 2023, the Fund’s receivables of $18 thousand and $8 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), none of which is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2024 and December 31, 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.   That litigation is ongoing. The Fund is still evaluating the impact of the new rule on its operations and financial condition and the impact is currently uncertain. The Fund will continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Market Conditions

Although the oil market demonstrated stability during the first half of 2024, the physical crude market continues to be tight and is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the military conflicts between Russia-Ukraine and Israel-Hamas and the global response to such conflicts, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

The overall trend for the oil prices has been favorable during the first half of 2024, which positively impacted the cash flow generated by the Beta Project. In addition, the Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2024	Budget	Status
(in thousands)
Beta Project	1.94%	$19,596	$22,276	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $1.3 million for additional development costs and $1.4 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$704	$872	$1,288	$1,819
Other revenue	52	76	74	147
Total revenue	756	948	1,362	1,966
Expenses
Depletion and amortization	282	523	523	1,101
Operating expenses	109	133	219	271
General and administrative expenses	65	62	126	123
Total expenses	456	718	868	1,495
Income from operations	300	230	494	471
Interest income	29	12	56	22
Net income	$329	$242	$550	$493

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2024 and 2023. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of wells producing	7	7	7	7
Total number of production days	637	637	1,197	1,246
Oil sales (in thousands of barrels)	8	12	16	24
Average oil price per barrel	$80	$72	$78	$71
Gas sales (in thousands of mcfs)	12	14	21	32
Average gas price per mcf	$3.07	$3.17	$3.35	$3.38

The decrease in production days during the six months ended June 30, 2024 was primarily attributable to the scheduled maintenance shut-in during March 2024 at a third-party gas processing facility through which natural gas production from the Beta Project flows. Production from the project resumed at the end of March 2024. The decreases in sales volumes noted in the table above were primarily attributable to natural declines in production from the Beta Project’s wells. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2024, was $0.7 million, a decrease of $0.2 million from the three months ended June 30,2023. The decrease was primarily attributable to decreased sales volume totaling $0.2 million, partially offset by increased oil prices totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2024 was $1.3 million, a decrease of $0.5 million from the six months ended June 30, 2023. The decrease was primarily attributable to decreased sales volume totaling $0.6 million, partially offset by increased oil prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2024, was $0.3 million, a decrease of $0.2 million from the three months ended June 30,2023. The decrease was attributable to a decrease in production volumes totaling $0.1 million coupled with a decrease in the average depletion rate totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2024 was $0.5 million, a decrease of $0.6 million from the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in production volumes totaling $0.4 million coupled with a decrease in the average depletion rate totaling $0.2 million.

The decreases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lease operating expense	$55	$68	$114	$120
Transportation and processing expense	30	38	54	81
Accretion expense	16	12	32	24
Insurance expense	8	15	19	33
Workover expense	-	-	-	13
	$109	$133	$219	$271

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($8.96 per barrel of oil equivalent or “BOE”) and $0.2 million ($9.73 per BOE) during the three and six months ended June 30, 2024, respectively, compared to $0.1 million ($8.69 per BOE) and $0.2 million ($7.94 per BOE) during the three and six months ended June 30, 2023, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Production costs per BOE were relatively consistent during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in production costs per BOE during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to the Beta Project’s decreased production volumes.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2024, were $1.1 million, primarily related to revenue received of $1.4 million and interest income received of $0.1 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2023 were $1.7 million, primarily related to revenue received of $2.1 million, partially offset by operating expenses of $0.2 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2024, were $0.1 million, primarily related to investments in salvage fund.

Cash flows used in investing activities during the six months ended June 30, 2023 were $47 thousand, primarily related to investments in salvage fund of $0.1 million, partially offset by proceeds from the salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2024, were $0.8 million, related to manager and shareholder distributions.

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

As of June 30, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), none of which is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2024 and December 31, 2023, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2024.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC

Dated:	August 5, 2024	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

