Form 10-Q
period 2025-09-30
RIDGEWOOD ENERGY V FUND LLC
filed 2025-11-04
CIK 1385662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 4, 2025, there were 513.1226 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,472	$1,079
Salvage fund	310	482
Production receivable	105	160
Due from affiliate (Note 2)	14	18
Other current assets	64	43
Total current assets	1,965	1,782
Salvage fund	893	1,424
Oil and gas properties:
Proved properties	21,601	21,568
Less: accumulated depletion and amortization	(20,194)	(19,613)
Total oil and gas properties, net	1,407	1,955
Total assets	$4,265	$5,161

Liabilities and Members' Capital
Current liabilities:
Due to operators	$33	$20
Accrued expenses	58	60
Asset retirement obligations	310	482
Total current liabilities	401	562
Due to operators	17	17
Asset retirement obligations	1,179	1,104
Total liabilities	1,597	1,683
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,781)	(8,721)
Retained earnings	10,678	10,567
Manager's total	1,897	1,846
Shareholders:
Capital contributions (850 shares authorized; 513.1226 issued and outstanding)	76,006	76,006
Syndication costs	(8,675)	(8,675)
Distributions	(49,756)	(49,418)
Accumulated deficit	(16,804)	(16,281)
Shareholders' total	771	1,632
Total members' capital	2,668	3,478
Total liabilities and members' capital	$4,265	$5,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Oil and gas revenue	$328	$554	$1,180	$1,842
Other revenue	52	63	180	137
Total revenue	380	617	1,360	1,979
Expenses
Depletion and amortization	465	241	1,231	764
Operating expenses	123	112	394	331
General and administrative expenses	74	63	218	189
Total expenses	662	416	1,843	1,284
(Loss) income from operations	(282)	201	(483)	695
Interest income	24	30	71	86
Net (loss) income	$(258)	$231	$(412)	$781

Manager Interest
Net income	$27	$66	$111	$219

Shareholder Interest
Net (loss) income	$(285)	$165	$(523)	$562
Net (loss) income per share	$(555)	$320	$(1,020)	$1,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	513.1226	$1,846	$1,632	$3,478
Distributions		-	(47)	(268)	(315)
Net income	-	-	49	90	139
Balances, March 31, 2025	-	513.1226	$1,848	$1,454	$3,302
Net income (loss)	-	-	35	(328)	(293)
Balances, June 30, 2025	-	513.1226	$1,883	$1,126	$3,009
Distributions		-	(13)	(70)	(83)
Net income (loss)	-	-	27	(285)	(258)
Balances, September 30, 2025	-	513.1226	$1,897	$771	$2,668

		Nine months ended September 30, 2024
		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2023	-	513.1226	$1,824	$2,409	$4,233
Distributions		-	(69)	(389)	(458)
Net income	-	-	66	155	221
Balances March 31, 2024	-	513.1226	$1,821	$2,175	$3,996
Distributions		-	(48)	(271)	(319)
Net income	-	-	87	242	329
Balances June 30, 2024	-	513.1226	$1,860	$2,146	$4,006
Distributions		-	(84)	(478)	(562)
Net income	-	-	66	165	231
Balances September 30, 2024	-	513.1226	$1,842	$1,833	$3,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY V FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities
Net (loss) income	$(412)	$781
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	1,231	764
Accretion expense	75	49
Changes in assets and liabilities:
Decrease in production receivable	55	112
Decrease (increase) in due from affiliate	4	(8)
Increase in other current assets	(21)	(31)
Increase (decrease) in due to operators	13	(22)
(Decrease) increase in accrued expenses	(2)	15
Settlement of asset retirement obligation	(822)	(25)
Net cash provided by operating activities	121	1,635

Cash flows from investing activities
(Capital expenditures) credits for oil and gas properties	(33)	1
Proceeds from salvage fund	822	25
Increase in salvage fund	(119)	(153)
Net cash provided by (used in) investing activities	670	(127)

Cash flows from financing activities
Distributions	(398)	(1,339)
Net cash used in financing activities	(398)	(1,339)

Net increase in cash and cash equivalents	393	169
Cash and cash equivalents, beginning of period	1,079	910
Cash and cash equivalents, end of period	$1,472	$1,079

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2024 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2025.

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

	Nine months ended September 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$1,586	$1,209
Liabilities settled	(822)	(25)
Accretion expense	75	49
Revision of estimates	650	-
Balance, end of period	$1,489	$1,233

During the nine months ended September 30, 2025, the Fund recorded depletion expense totaling $0.7 million related to an adjustment to asset retirement obligation for a fully depleted property.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2025 and 2024, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2025 and 2024. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting guidance on the required disaggregated disclosures of certain costs and expenses on the statement of operations on an annual and interim basis. The accounting guidance is effective for the Fund for the year ending December 31, 2027 and for interim periods beginning in 2028 with early adoption permitted.  The accounting guidance should be applied on a prospective basis, but retrospective application is also permitted.  The Fund evaluated the effect of this accounting guidance on the Fund’s disclosures and determined it has no impact as the Fund’s only relevant expense line item is “Depletion and amortization”, which is already presented separately on the Fund’s statements of operations.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2015, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and nine months ended September 30, 2025 and 2024 were $20 thousand and $60 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2025 were $13 thousand and $0.1 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2024 were $0.1 million and $0.2 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2025, the Fund earned $22 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2024, the Fund earned $26 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2025 and December 31, 2024, the Fund’s receivables of $14 thousand and $18 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of September 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $3.4 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $1.6 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices have softened so far throughout 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Russia, Iran and Venezuela. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2025 and December 31, 2024, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

The measure of segment assets is reported on the balance sheet as total assets. The following table is a summary of segment information for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$328	$554	$1,180	$1,842
Other revenue	52	63	180	137
Total revenue	380	617	1,360	1,979
Less
Depletion and amortization	465	241	1,231	764
Lease operating expense	62	59	207	173
Transportation and processing expense	17	24	60	78
Insurance expense	18	12	40	31
Workover expense	1	-	12	-
Other segment items	75	50	222	152
Net (loss) income	(258)	231	(412)	781

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

Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices have softened so far throughout 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Russia, Iran and Venezuela. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2025 and 2024 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2025	Budget	Status
(in thousands)
Beta Project	1.94%	$19,629	$22,717

The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. Two wells are currently shut-in for pressure build that occurred during third quarter 2025. The Fund expects to spend $1.3 million for additional development costs and $1.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2025 and 2024, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$328	$554	$1,180	$1,842
Other revenue	52	63	180	137
Total revenue	380	617	1,360	1,979
Expenses
Depletion and amortization	465	241	1,231	764
Operating expenses	123	112	394	331
General and administrative expenses	74	63	218	189
Total expenses	662	416	1,843	1,284
(Loss) income from operations	(282)	201	(483)	695
Interest income	24	30	71	86
Net (loss) income	$(258)	$231	$(412)	$781

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2025 and 2024. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Number of wells producing	7	7	7	7
Total number of production days	550	598	1,806	1,795
Oil sales (in thousands of barrels)	5	7	16	23
Average oil price per barrel	$65	$75	$67	$77
Gas sales (in thousands of mcfs)	7	11	26	32
Average gas price per mcf	$3.44	$2.92	$3.78	$3.16

The decrease in production days during the three months ended September 30, 2025 was attributable to the Beta Project, which shut-in two wells for pressure build while the increase in production days during the nine months ended September 30, 2025 was attributable to the Beta Project’s shut-in during March 2024 for scheduled maintenance at a third-party gas processing facility. The decreases in sales volumes noted in the table above were primarily attributable to natural declines in production from the Beta Project’s wells. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2025 was $0.3 million, a decrease of $0.2 million from the three months ended September 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.2 million.

Oil and gas revenue during the nine months ended September 30, 2025 was $1.2 million, a decrease of $0.7 million from the nine months ended September 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.5 million coupled with decreased oil prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2025 was $0.5 million, an increase of $0.2 million from the three months ended September 30, 2024. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million, partially offset by a decrease in production volumes totaling $0.1 million.

Depletion and amortization during the nine months ended September 30, 2025 was $1.2 million, an increase of $0.5 million from the nine months ended September 30, 2024. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.7 million, partially offset by a decrease in production volumes totaling $0.2 million.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Lease operating expense	$62	$59	$207	$173
Accretion expense	25	17	75	49
Transportation and processing expense	17	24	60	78
Insurance expense	18	12	40	31
Workover expense	1	-	12	-
	$123	$112	$394	$331

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($16.72 per barrel of oil equivalent or “BOE”) and $0.3 million ($14.99 per BOE) during the three and nine months ended September 30, 2025, respectively, compared to $0.1 million ($10.98 per BOE) and $0.3 million ($10.09 per BOE) during the three and nine months ended September 30, 2024, respectively.

Production costs were relatively consistent during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increases in production costs per BOE during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily attributable to the Beta Project, which had higher production costs per BOE during the three and nine months ended September 30, 2025 primarily attributable to reduced production volumes due to natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2025 were $0.1 million, related to revenue received of $1.4 million and interest income received of $0.1 million, partially offset by the settlement of asset retirement obligation of $0.8 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the nine months ended September 30, 2024 were $1.6 million, primarily related to revenue received of $2.1 million and interest income received of $0.1 million, partially offset by operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows provided by investing activities during the nine months ended September 30, 2025 were $0.7 million, primarily related to proceeds from the salvage fund of $0.8 million, partially offset by investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2024 were $0.1 million, primarily related to investments in salvage fund of $0.2 million, partially offset by proceeds from the salvage fund of $25 thousand.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2025 were $0.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities during the nine months ended September 30, 2024 were $1.3 million, related to manager and shareholder distributions.

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

As of September 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $3.4 million (which include asset retirement obligations for the Fund’s projects of $2.1 million), of which $1.6 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2025 and December 31, 2024, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2025.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY V FUND, LLC

Dated:	November 4, 2025	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	November 4, 2025	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

